Form 10-Q
period 2007-09-30
SOUNDBITE COMMUNICATIONS INC
filed 2007-11-14
CIK 1163698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2007
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-33790
SoundBite Communications, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3520763 (I.R.S. Employer Identification No.)
22 Crosby Drive
Bedford, Massachusetts 01730
(Address of principal executive offices) (Zip Code)
(781) 897-2500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☐     No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of November 10, 2007, there were 14,995,503 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

SOUNDBITE, COMMUNICATIONS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SOUNDBITE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2007	2006
Current assets:
Cash and cash equivalents	$5,288	$7,251
Accounts receivable, net of allowance for doubtful accounts of $189 and $88 at September 30, 2007 and December 31, 2006, respectively	6,640	5,921
Prepaid expenses and other current assets	3,354	610

Total current assets	15,282	13,782
Property and equipment, net	5,891	4,447

Total assets	$21,173	$18,229

Current liabilities:
Bank line of credit	$889	$889
Equipment line of credit — current portion	525	1,666
Accounts payable	3,374	633
Accrued expenses	3,455	2,546
Preferred stock warrant liability	1,429	482

Total current liabilities	9,672	6,216

Non-current liabilities:
Equipment line of credit — net of current portion	930	990

Total liabilities	10,602	7,206

Redeemable convertible preferred stock, $0.001 par value — at carrying value; 46,513,420 shares authorized and 45,779,304 shares issued and outstanding at September 30, 2007 and December 31, 2006 (liquidation preference of $30,430 at September 30, 2007 and December 31, 2006); redemption value of $30,236 at September 30, 2007 and $30,207 at December 31, 2006	30,821	30,788

Commitments and contingencies (note 9)

Stockholders’ deficit:
Common stock, $0.001 par value — 75,000,000 shares authorized; 858,264 shares issued and 662,879 shares outstanding at September 30, 2007; 821,471 shares issued and 626,086 shares outstanding at December 31, 2006	1	1
Additional paid-in capital	477	274
Treasury stock, at cost —195,385 shares at September 30, 2007 and December 31, 2006	(132)	(132)
Accumulated deficit	(20,596)	(19,908)

Total stockholders’ deficit	(20,250)	(19,765)

Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$21,173	$18,229

See notes to the unaudited Condensed Consolidated Financial Statements.

SOUNDBITE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues	$10,067	$7,779	$28,166	$19,955
Cost of revenues	3,619	2,583	10,479	6,611

Gross profit	6,448	5,196	17,687	13,344

Operating expenses:
Research and development	883	912	2,758	2,507
Sales and marketing	3,754	3,249	10,609	8,402
General and administrative	1,700	981	4,052	2,680

Total operating expenses	6,337	5,142	17,419	13,589

Operating income (loss)	111	54	268	(245)

Other income (expense):
Interest income	57	75	192	226
Interest expense	(56)	(119)	(201)	(300)
Other, net	(389)	—	(947)	6

Total other expense, net	(388)	(44)	(956)	(68)

Income (loss) before cumulative change in accounting	(277)	10	(688)	(313)
Cumulative change in accounting	—	—	—	28

Net income (loss)	(277)	10	(688)	(285)
Accretion of preferred stock	(11)	(11)	(33)	(33)

Net loss attributable to common stockholders	$(288)	$(1)	$(721)	$(318)

Income (loss) per common share:
Basic:
Before cumulative change in accounting	$(0.44)	$0.00	$(1.13)	$(0.64)
Cumulative change in accounting	$—	$—	$—	$0.05
Net income (loss) attributable to common stockholders	$(0.44)	$0.00	$(1.13)	$(0.59)
Diluted:
Before cumulative change in accounting	$(0.44)	$0.00	$(1.13)	$(0.64)
Cumulative change in accounting	$—	$—	$—	$0.05
Net income (loss) attributable to common stockholders	$(0.44)	$0.00	$(1.13)	$(0.59)

Weighted average common shares outstanding — basic and diluted	657,155	567,309	638,987	538,918
See notes to the unaudited Condensed Consolidated Financial Statements.

SOUNDBITE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(688)	$(285)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	2,055	1,383
Allowance for doubtful accounts	101	81
Change in carrying value of preferred stock warrant liability	947	—
Cumulative change in accounting	—	(28)
Stock-based compensation	220	48
Noncash charge attributable to warrants	—	21
Loss on disposal of property and equipment	132	—
Change in operating assets and liabilities:
Accounts receivable	(820)	(2,127)
Prepaid expenses and other current assets	(2,744)	(255)
Accounts payable	1,947	(9)
Accrued expenses	909	629

Net cash provided by (used in) operating activities	2,059	(542)

Cash flows from investing activities:
Purchases of property and equipment	(2,837)	(2,394)

Net cash used in investing activities	(2,837)	(2,394)

Cash flows from financing activities:
Proceeds from equipment and bank line of credit	2,345	1,466
Repayments of equipment and bank line of credit	(3,546)	(939)
Treasury stock purchase	—	(1)
Proceeds from issuance of common stock upon exercise of stock options	16	52

Net cash (used in) provided by financing activities	(1,185)	578

Net decrease in cash and cash equivalents	(1,963)	(2,358)
Cash and cash equivalents, beginning of period	7,251	9,529

Cash and cash equivalents, end of period	$5,288	$7,171

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$213	$247
Supplemental disclosure of non-cash investing and financing activities:
Accretion of redeemable convertible preferred stock	$33	$33
Property and equipment, included in accounts payable	$1,058	$264
See notes to the unaudited Condensed Consolidated Financial Statements.

SOUNDBITE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. NATURE OF BUSINESS
SoundBite Communications, Inc. (the Company) develops and markets on-demand automated voice messaging (AVM) solutions that are delivered over existing telephony networks. The Company’s services are primarily used to initiate and manage customer contact campaigns for collections, customer care and marketing processes. The Company was incorporated in Delaware in 2000 and its principal operations are located in Bedford, Massachusetts. The Company conducts its business primarily in the United States.
2. BASIS OF PRESENTATION
The accompanying unaudited balance sheet as of September 30, 2007, statements of operations for the three and nine months ended September 30, 2007 and 2006 and of cash flows for the nine months ended September 30, 2007 and 2006 and related interim information contained in the notes to the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements include all adjustments, consisting of normal and recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2007 and its results of operations for the three and nine months ended September 30, 2006 and 2007 and its cash flows for the nine months ended September 30, 2007 and 2006. The results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007. These Condensed Consolidated Financial Statements should be read in conjunction with the audited annual financial statements and notes thereto as of and for the year ended December 31, 2006 included in the Company’s Registration Statement on Form S-1 (File No. 333-142144), as amended, filed with the Securities and Exchange Commission (SEC).
3. INITIAL PUBLIC OFFERING
On November 6, 2007, the Company completed an initial public offering of 4,717,022 shares of its common stock at a public offering price of $8.00 per share. An additional 485,000 shares were sold by selling stockholders. Net proceeds to the Company were approximately $35.1 million after deducting the underwriting discount of $2.6 million. Upon the closing of the offering, all shares of convertible preferred stock then outstanding automatically converted into 9,613,942 shares of common stock.
The Condensed Consolidated Financial Statements, including share and per share amounts, do not include the effects of the offering since it was completed subsequent to September 30, 2007.
4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Revenues
The Company derives substantially all of its revenues by providing AVM services. It provides these services under a usage-based pricing model, with prices calculated on a per-message or, more typically, per-minute basis in accordance with the terms of its pricing agreements with clients. The amount it charges for AVM calls may vary based upon whether the call is one-way, two-way or agentless and the total volume of calls by a client during a calendar month. The Company invoices clients on a monthly basis. Its pricing agreements with clients do not require minimum levels of usage or payments.
Because it provides its solution as a service, the Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Accordingly, amounts are earned when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the client; (3) the amount of fees to be paid by the client is fixed or determinable; and (4) the collection of fees from the client is reasonably assured.
The Company’s client management organization assists clients in selecting service features and adopting best practices that help clients make the best use of the Company’s on-demand service. The organization provides varying levels of support through these ancillary services, from managing an entire campaign to supporting self-service clients. In some cases, ancillary services may be billed to clients based upon a fixed fee or, more typically, a fixed hourly rate. These billed services typically are of short duration. The billed services do not involve future obligations and do not provide material value beyond supporting use of the Company’s on-demand service. The Company recognizes revenue from these billed services within the calendar month in which the ancillary services are completed. Revenues attributable to ancillary services are not material and accordingly were not presented as a separate line item in the statements of operations.
Segment Data
The Company manages its operations on a consolidated, single segment basis for purposes of assessing performance and making operating decisions. Accordingly, the Company has only one reporting segment.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of SoundBite Communications, Inc. and its wholly owned subsidiary, SoundBite Communications Canada, Inc., which was incorporated in August 2007. All intercompany accounts and transactions have been eliminated in consolidation.
Development of Software for Internal Use
The Company accounts for the costs of computer software developed or obtained for internal use in accordance with Statement of Position
98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Company capitalizes costs of materials, consultants, payroll and payroll related costs for employees incurred in developing internal-use software. These costs are included in computer software in Note 5 below. The amounts capitalized related to internal use software totaled $233,000 and $0 at September 30, 2007 and December 31, 2006, respectively.
Freestanding Preferred Stock Warrants
Effective January 1, 2006, freestanding warrants and other similar instruments related to shares that are redeemable are accounted for in accordance with Financial Accounting Standards Board (FASB) Staff Position No. 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable (FSP 150-5). Under FSP 150-5, freestanding warrants exercisable for the Company’s redeemable convertible preferred stock were classified as a liability on the Company’s balance sheet as of December 31, 2006. The Company accounted for the adoption of FSP 150-5 as a cumulative change in accounting with a benefit of $28,000, or $0.05 per share, recorded as of January 1, 2006, the date of the Company’s adoption of FSP 150-5. In addition, the original carrying value of the warrants, $332,000 was reclassified to liabilities from redeemable convertible preferred stock. The benefit of $28,000 was calculated as the decrease in fair value of the warrants from the historical carrying value. As of September 30, 2007 and December 31, 2006, the Company

re-measured the warrant liability and recorded charges of $947,000 and $177,000 respectively, for the increase in value of the warrants.
Upon the closing of the Company’s initial public offering in November 2007, warrants to purchase shares of the Company’s convertible preferred stock automatically became exercisable to purchase shares of the Company’s common stock and, as a result, were no longer subject to FSP 150-5. Accordingly, the aggregate fair value of these warrants of $1.4 million as of September 30, 2007 will be remeasured and then reclassified from current liabilities to additional paid-in capital, a component of stockholders’ deficit, in the fourth quarter of 2007, and the Company will cease recording periodic fair value adjustments as of the closing of the initial public offering.
Basic and Diluted Income (Loss) Per Share
Income (loss) per share has been computed using the weighted average number of shares of common stock outstanding during each period. Basic and diluted shares outstanding were the same for all periods presented as the impact of all potentially dilutive securities outstanding was anti-dilutive. The following table presents the potentially dilutive securities outstanding that were excluded from the computation of diluted net loss per common share because their inclusion would have had an anti-dilutive effect:

	September 30,
	2007	2006
Stock options	2,075,487	2,122,058
Restricted stock	5,060	7,700
Preferred stock warrants	151,645	151,645
Redeemable convertible preferred stock	9,613,942	9,613,942

Total dilutive securities	11,846,134	11,895,345

On a pro forma basis, loss per basic share for the three and nine month periods ended September 30, 2007 and 2006 would have been ($0.03), $0.00, ($0.07) and ($0.03) per share, respectively, if the conversion of preferred stock to common stock in connection with our initial public offering had occurred at the beginning of all periods in which such preferred shares were outstanding.
Income Taxes
The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based upon the temporary differences between the financial reporting and tax bases of liabilities and assets and for loss and credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided to the extent that realization of net deferred tax assets is not considered to be more likely than not. Realization of the Company’s net deferred tax assets is contingent upon generation of future taxable income. Due to the uncertainty of realization of the tax benefits, the Company has provided a valuation allowance for the full amount of its net deferred tax assets.
Accounting for Stock-Based Compensation
The Company accounts for stock-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R). Under SFAS 123R, stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. The Company estimates the fair value of each stock-based award on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield.

Recent Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the Company beginning in the first quarter of 2008. The Company is currently evaluating the impact that SFAS 157 will have on its consolidated financial statements.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for the Company beginning in the first quarter of 2008, although earlier adoption is permitted. The Company is currently evaluating the impact that SFAS 159 will have on its consolidated financial statements.
5. PROPERTY AND EQUIPMENT
Property and equipment as of September 30, 2007 and December 31, 2006 consisted of the following (dollar in thousands):

		September 30,	December 31,
		2007	2006
Computer equipment	3 years	$8,320	$6,841
Computer software	1-3 years	2,688	1,720
Furniture and fixtures	3 years	493	243
Office equipment	3 years	402	222
Leasehold improvements	Lesser of useful life or lease term	475	168

Total		12,378	9,194
Less — accumulated depreciation and amortization		(6,487)	(4,747)

Property and equipment, net		$5,891	$4,447

6. Accrued Expenses
     Accrued expenses as of September 30, 2007 and December 31, 2006 consisted of the following (dollars in thousands):

	September 30,	December 31,
	2007	2006
Accrued payroll related items	$1,255	$1,152
Accrued telephony	569	533
Accrued professional fees	470	138
Accrued rent and related payments*	326	—
Accrued other	835	723

Total accrued expenses	$3,455	$2,546

*	See Note 9 below.

7. COMMON STOCK
Reverse Stock Split
On August 16, 2007, the Company effected a 1-for-5.681818 reverse stock split. All issued and outstanding shares of common stock, preferred stock, warrants for common and preferred stock, and per share amounts have been retroactively adjusted to reflect this reverse stock split.
Stock-based Compensation
Data pertaining to stock option activity under the Company’s stock incentive plans during the nine months ended September 30, 2007 are as follows (in thousands, except per share and period data):

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual Life	Intrinsic
	Options	Price	(Years)	Value
Outstanding — December 31, 2006	1,954,110	$0.57	7.76	$8,561
Granted	184,096	8.03
Exercised	(36,793)	0.40
Canceled	(25,926)	1.09

Outstanding — September 30, 2007	2,075,487	1.23	7.30	22,357

Exercisable	1,346,816	0.60	6.63	15,360
Expected to Vest	596,053	2.40	8.54	5,724
The following table provides the assumptions used in determining the fair value of the share-based awards.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Risk Free Rate	4.50-4.71%	4.68-5.05%	4.50-4.71%	4.37-5.08%
Expected Life	6.02-6.25 years	6.02-6.25 years	6.02-6.25 years	6.02-6.25 years
Expected Volatility	70.3%	78.4%	74.9%	78.4%
Expected Dividend Yield	0%	0%	0%	0%
Forfeiture Rate	18.20%	18.90%	18.20%	18.90%
The Company recorded compensation expense associated with share-based awards of $89,000 and $220,000 during the three and nine months ended September 30, 2007, respectively, and $16,000 and $48,000 during the three and nine months ended September 30, 2006, respectively. These amounts were based on awards ultimately expected to vest and reflect an estimate of awards that will be forfeited. For the nine months ended September 30, 2007, the total compensation cost related to stock-based awards granted under SFAS 123R to employees and directors but not yet amortized was $739,000 net of estimated forfeitures. These costs will be amortized on a straight-line basis over a weighted average period of 3.23 years for the nine months ended September 30, 2007.
The following tables presents stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Cost of revenues	$1	$1	$3	$2
Research and development	5	5	12	8
Sales and marketing	35	8	83	24
General and administrative	48	2	122	14

Total stock-based compensation	$89	$16	$220	$48

2007 Stock Incentive Plan
In August 2007, the Company’s Board of Directors approved the SoundBite Communications, Inc. 2007 Stock Incentive Plan (the 2007 Plan), which became effective upon completion of the Company’s initial public offering. The 2007 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. The number of shares of common stock that may be issued under the 2007 Plan equals the sum of 1,500,000 shares of common stock plus any shares of common stock subject to awards outstanding under the Company’s 2000 Stock Option Plan at the time of the closing of the initial public offering which awards expire, terminate, or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right. In addition, the 2007 Plan provides for an annual increase in the number of shares available for issuance under the 2007 Plan on the first day of each year from 2008 through 2017.
8. DEBT
In August 2007, the Company terminated its then-existing loan and security agreement and refinanced the principal outstanding balance of $2.3 million under a loan and security agreement (the Credit Agreement) with a new financial institution. The Credit Agreement provides for an equipment line of credit up to $7.5 million and a revolving working capital line of credit for up to the lesser of (a) $1.5 million and (b) 80% of eligible accounts receivable, subject to specified adjustments. The Company may utilize up to $1.0 million of the working capital line for the issuance of letters of credit. As of September 30, 2007, $1.4 million was outstanding under the equipment line of credit, $889,000 was outstanding under the working capital line of credit and letters of credit totaling $77,000 had been issued. In addition, the Company has a commitment for a letter of credit totaling $426,000 for the benefit of the holder of the Company’s new facilities lease. Borrowings under the equipment line of credit are payable in installments due through July 2010, and all amounts under the working capital line of credit are due in July 2008. Borrowings under the equipment line bear interest at a rate per annum equal to the prime rate plus 0.5% or 1.0%, depending upon the Company’s liquidity, as defined. Borrowings under the working capital line bear interest at a rate per annum that is 0.25% above the prime rate. All of the borrowings under the Credit Agreement are secured by a pledge of certain of the Company’s equipment and all of its accounts receivable, investment property and financial assets.
On November 9, 2007, the Company repaid the principal outstanding on the Credit Agreement in full.
9. COMMITMENTS
In May 2007 the Company entered into a lease agreement for 37,000 square feet of office space for its headquarters in Bedford, Massachusetts. The term of the lease commenced as of September 17, 2007. The term of the lease will expire in September 2013, and the Company has an option to extend the lease term through September 2018. Based on a lease commencement date of September 17, 2007, minimum monthly base rent payments of $61,000 will commence in May 2008. From October 2008 through September 2009, minimum annual base rent payments will total $773,000 and will increase $37,000 annually.
The Company has two lease agreements relating to its former corporate headquarters facilities, both of which agreements expire in May 2008. These premises were vacated in September 2007. Included in general and administrative expenses for the three and nine months ended September 30, 2007 is a nonrecurring charge of $435,000, which consists of $318,000 to accrue future rent and certain maintenance charges related to the vacated premises and $117,000 to write-off fixed assets that were not transferable to the new headquarters. As of September 30, 2007, future rent and estimated maintenance payable of $326,000 was reflected in accrued expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Investors should read the following discussion in conjunction with our financial statements and related notes appearing elsewhere in this report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause our actual results to differ materially from our expectations. Factors that could cause such differences include those described in Part II, Item 1A. “Risk Factors” below and elsewhere in this reports.
Overview
SoundBite Communications is a leading provider of on-demand automated voice messaging, or AVM, solutions. Organizations can employ our service to initiate and manage customer contact campaigns for a variety of collections, customer care and marketing processes. We sell our service primarily through our direct sales force. Our clients are located principally in the United States, with a limited number located in Canada and the United Kingdom.
Our strategy for long-term, sustained growth in our revenues and net income is focused on building upon our leadership in the AVM market and using our on-demand platform to extend our service by, for example, developing new features and complementary services targeted to specific industries. We derive, and expect to continue to derive for the foreseeable future, a substantial portion of our revenues by providing our on-demand AVM service to businesses, governments and other organizations. In order to succeed, we also must expand the depth and number of our client relationships. We will continue our efforts to expand our presence in collection agencies and large in-house, or first-party, collection departments, while beginning to leverage our existing first-party relationships with large businesses to facilitate introductions and sales to other functional groups within those businesses. In order to execute our strategy successfully, we must increase awareness of the relative effectiveness and potential benefits of AVM products and services in general and of our company and service in particular.
Initial Public Offering
We completed an initial public offering of our common stock on November 6, 2007. In connection with the offering, we issued and sold 4,717,022 shares of common stock at a public offering price of $8.00 per share. We received net proceeds of $35.1 million after deducting the underwriting discount of $2.6 million. Upon the closing of the offering, all then-outstanding shares of our redeemable convertible preferred stock automatically converted into 9,613,942 shares of our common stock. The condensed consolidated financial statements as of September 30, 2007, including share and per share amounts, do not include the effects of the offering because the offering was completed subsequent to September 30, 2007.
Description of Our Revenues, Costs and Expenses
Revenues
We derive substantially all of our revenues by providing our on-demand AVM service over existing telephony networks. We provide our service under a usage-based pricing model, with prices calculated on a per-message or, more typically, per-minute basis in accordance with the terms of the current pricing agreement with each client. The amount we charge for AVM calls may vary based upon whether the call is one-way, two-way or agentless and the total volume of calls by a client during a calendar month. We invoice clients on a monthly basis. Our pricing agreements with clients do not require minimum levels of usage or payments.
Because we provide our solution as a service, we recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements. Each executed AVM call represents a transaction from which we derive revenue, and we therefore recognize revenue based on actual usage within a calendar month. For all of our AVM calls, we do not recognize revenue until we can determine that persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and we deem collection to be probable.

Cost of Revenues
Cost of revenues consists primarily of telephony charges, as well as depreciation expenses for our telephony infrastructure and expenses related to hosting and providing support for our platform. Cost of revenues also includes compensation costs related to services provided to our clients, which consists primarily of set-up costs and training to ensure clients are able to fully utilize the functionality provided by our platform. As we continue to grow our business and add features and complementary services to our platform, we expect cost of revenues will continue to increase on an absolute dollar basis. We currently are targeting a quarterly gross margin of 62% to 65% for the foreseeable future. Our gross margin for a quarter may vary significantly from our target for a number of reasons, including the mix of types of AVM calling campaigns executed during the quarter and the extent to which we build our infrastructure through, for example, significant acquisitions of hardware or material increases in leased data center facilities.
Operating Expenses
Research and Development. Research and development expenses consist primarily of compensation expenses and depreciation expense of certain equipment related to the development of our services. We have historically focused our research and development efforts on improving and enhancing our platform as well as developing new features and functionality. We expect that in the future, research and development expenses will increase on an absolute dollar basis, but will remain relatively constant or decrease slightly as a percentage of revenues, as we upgrade and extend our service offerings and develop new technologies.
Sales and Marketing. Sales and marketing expenses consist primarily of compensation for our sales and marketing personnel, including sales commissions, as well as the costs of our marketing programs. In order to attract new clients and increase sales to our existing clients, we made significant investments in our sales and marketing efforts by increasing the number of direct sales and marketing personnel in 2005 and 2006. We plan to further develop our marketing strategy and activities to extend brand awareness and generate additional leads for our sales staff. As a result, we expect that our sales and marketing expenses will increase on an absolute dollar basis, but will decrease as a percentage of revenues, as we further leverage the growth in our sales and marketing organization in 2005 and 2006.
General and Administrative. General and administrative expenses consist of compensation expenses for executive, finance, accounting, administrative and management information systems personnel, accounting and legal professional fees and other corporate expenses. We expect that for the remainder of 2007 and for 2008 general and administrative expenses will increase on an absolute dollar basis, as we incur additional costs associated with being a public company. In particular, we will incur costs to implement and maintain new financial systems and to hire additional personnel to enable us to meet our financial reporting and regulatory compliance requirements, including those under the Sarbanes-Oxley Act. We expect general and administrative expenses as a percentage of revenues will remain relatively constant as a percentage of revenues through 2008 but in subsequent years will decrease as we grow our revenues.

Results of Operations
The following table sets forth selected statements of operations data for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006
Statement of Operations Data:
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	36.0	33.2	37.2	33.1

Gross margin	64.0	66.8	62.8	66.9

Operating expenses:
Research and development	8.8	11.7	9.8	12.6
Sales and marketing	37.3	41.8	37.6	42.1
General and administrative	16.8	12.6	14.4	13.4

Total operating expenses	62.9	66.1	61.8	68.1

Operating income (loss)	1.1	0.7	1.0	(1.2)
Total other expense, net	(3.9)	(0.6)	(3.4)	(0.3)

Income (loss) before cumulative change in accounting	(2.8)	0.1	(2.4)	(1.5)
Cumulative change in accounting	—	—	—	0.1

Net income (loss)	(2.8)%	0.1%	(2.4)%	(1.4)%

Comparison of Three Months Ended September 30, 2007 and 2006
Revenues

	Three Months Ended September 30,				Quarter-to-
	2007		2006		Quarter Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
			(dollars in thousands)
Revenues	$10,067	100.0%	$7,779	100.0%	$2,288	29.4%
The $2.3 million growth in revenues for the three months ended September 30, 2007 as compared to the same period in 2006 reflected an increase of $1.2 million in revenues from existing clients and an increase of $1.1 million in revenues from new clients. The increased revenues were due to our increased volume driven by our continued hiring of additional sales and support personnel, who focus on increasing usage of our service by existing clients and adding new clients. The increase in revenues resulting from higher calling volume was partially offset by a shift in product mix to unattended voice messaging, which has a lower pricing structure.
Cost of Revenues and Gross Profit

	Three Months Ended September 30,				Quarter-to-
	2007		2006		Quarter Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
			(dollars in thousands)
Cost of revenues	$3,619	36.0%	$2,583	33.2%	$1,036	40.1%
Gross profit	6,448	64.0	5,196	66.8	1,252	24.1

The $1.0 million increase in cost of revenues for the three months ended September 30, 2007 as compared to the same period in 2006 consisted of direct costs associated with our efforts to grow both current and future revenues. These direct costs consisted primarily of a $667,000 increase in telephony expense, a $202,000 increase in depreciation expense due to the additions to our property and equipment infrastructure, and a $128,000 increase in hosting costs. The decrease in gross margin for the three months ended September 30, 2007 as compared to the same period in 2006 reflected a relative increase in telephony charges attributable to the product mix of AVM calling campaigns.
Operating Expenses

	Three Months Ended September 30,				Quarter-to-
	2007		2006		Quarter Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
			(dollars in thousands)
Research and development	$883	8.8%	$912	11.7%	$(29)	(3.2)%
Sales and marketing	3,754	37.3	3,249	41.8	505	15.5
General and administrative	1,700	16.8	981	12.6	719	73.3

Total operating expenses	$6,337	62.9%	$5,142	66.1%	$1,195	23.2%

Research and Development. The $29,000 decrease in research and development expenses for the three months ended September 30, 2007 as compared to the same period in 2006 is primarily attributable to the capitalization of $85,000 of labor costs to property and equipment for the development of internal use software offset by a $69,000 increase in employee compensation costs. See “Development of Software for Internal Use” in note 4 to the financial statements included elsewhere herein. We do not expect to capitalize costs in future periods due to the completion of the internal use software development project during the quarter.
Sales and Marketing. The $505,000 increase in sales and marketing expenses for the three months ended September 30, 2007 as compared to the same period in 2006 resulted primarily from a $301,000 increase in employee compensation costs attributable to the addition of 6 sales and marketing personnel during this time period and a $128,000 increase in commission expense resulting from the increase in our revenues.
General and Administrative. The $719,000 increase in general and administrative expenses for the three months ended September 30, 2007 as compared to the same period in 2006 resulted from a $171,000 increase in employee compensation costs attributable to the addition of 2 personnel to support our growth. The increase also includes a nonrecurring charge of $435,000, which reflects $117,000 from the write-off of leasehold improvements and $318,000 attributable to future rent and related maintenance expense due to the vacating of leased space at our former corporate headquarters.

Operating and Other Income

	Three Months Ended September 30,				Quarter-to-
	2007		2006		Quarter Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
			(dollars in thousands)
Income from operations	$111	1.1%	$54	0.7%	$57	106.6%
Other income (expense):
Interest income	57	0.6	75	0.9	(18)	(24.0)
Interest expense	(56)	(0.6)	(119)	(1.5)	63	52.9
Other, net	(389)	(3.9)	—	—	(389)	*

Total other income (expense), net	(388)	(3.9)%	(44)	(0.6)%	(344)	*

Net income (loss) before cumulative change in accounting	$(277)	(2.8)%	$10	0.1%	$(287)	*

*	Not meaningful
In the three months ended September 30, 2007, we recorded a charge of $389,000 to reflect the increase in fair value of our freestanding preferred stock warrants from July 1, 2007 to September 30, 2007, in accordance with the guidance of Financial Accounting Standards Board Staff Position No. 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable, or FSP 150-5. See “Freestanding Preferred Stock Warrants” in note 4 to the financial statements appearing elsewhere herein.
Net Income (Loss)
We recognized a net loss of $277,000 in the three months ended September 30, 2007 and net income of $10,000 in the same period in 2006. This difference reflected the $389,000 charge relating to our freestanding preferred stock warrants, as well as the changes in revenues, cost of revenues and operating expenses described above.
Comparison of Nine Months Ended September 30, 2007 and 2006
Revenues

	Nine Months Ended September 30,				Nine Month
	2007		2006		Period Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
			(dollars in thousands)
Revenues	$28,166	100.0%	$19,955	100.0%	$8,211	41.1%
The $8.2 million growth in revenues for the nine months ended September 30, 2007 as compared to the same period in 2006 reflected an increase of $6.2 million in revenues from existing clients and an increase of $2.0 million in revenues from new clients. The increased revenues were due to our increased volume driven by our continued hiring of additional sales and support personnel, who focus on increasing usage of our service by existing clients and adding new clients. The increase in revenues resulting from higher calling volume was partially offset by a shift in product mix to unattended voice messaging which has a lower pricing structure.

Cost of Revenues and Gross Profit

	Nine Months Ended September 30,				Nine Month
	2007		2006		Period Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
			(dollars in thousands)
Cost of revenues	$10,479	37.2%	$6,611	33.1%	$3,868	58.5%
Gross profit	17,687	62.8	13,344	66.9	4,343	32.6
The $3.9 million increase in cost of revenues for the nine months ended September 30, 2007 as compared to the same period in 2006 consisted of direct costs associated with our efforts to grow both current and future revenues. These direct costs consisted primarily of a $2.0 million increase in telephony expense, a $699,000 increase in depreciation expense due to additions to our property and equipment infrastructure, and a $557,000 increase in external hosting costs.
The decrease in gross margin for the nine months ended September 30, 2007 as compared to the same period in 2006 resulted from a higher proportional increase in telephony charges due to the product mix of AVM calling campaigns. There was also a higher proportional increase in hosting and depreciation costs as we continued to build out our infrastructure in anticipation of future revenue growth.
Operating Expenses

	Nine Months Ended September 30,				Nine Month
	2007		2006		Period Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
			(dollars in thousands)
Research and development	$2,758	9.8%	$2,507	12.6%	$251	10.0%
Sales and marketing	10,609	37.6%	8,402	42.1%	2,207	26.3%
General and administrative	4,052	14.4%	2,680	13.4%	1,372	51.2%

Total operating expenses	$17,419	61.8%	$13,589	68.1%	$3,830	28.2%

Research and Development. The $251,000 increase in research and development expenses for the nine months ended September 30, 2007 as compared to the same period in 2006 reflected a $463,000 increase in employee compensation costs attributable to the addition of 5 research and development personnel. We hired these personnel to further develop and improve our platform and to perform quality control activities. Offsetting the additional compensation expense is the capitalization of $185,000 of labor costs to property and equipment for the development of internal use software. See “Development of Software for Internal Use” in note 4 to the financial statements included elsewhere herein. We do not expect to capitalize costs in future periods due to the completion of the internal use software development project during the third quarter.
Sales and Marketing. The $2.2 million increase in sales and marketing expenses for the nine months ended September 30, 2007 as compared to the same period in 2006 resulted primarily from a $1.8 million increase in employee compensation costs attributable to the addition of 11 sales and marketing personnel during this time period. The increased sales and marketing expenses reflected our focus on further developing brand awareness, increasing the usage of our service by existing clients and adding new clients.
General and Administrative. The $1.4 million increase in general and administrative expenses for the nine months ended September 30, 2007 as compared to the same period in 2006 reflected a $588,000 increase in employee compensation costs attributable to the addition of 4 personnel to support our growth and a $327,000 increase in professional fees. The increase also includes a one-time charge of $117,000 from the write-off of leasehold improvements and $318,000 attributable to future rent and related maintenance expense due to the vacating of leased space at our former corporate headquarters.
Operating and Other Income

	Nine Months Ended September 30,				Nine Month
	2007		2006		Period Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
			(dollars in thousands)
Income from operations	$268	1.0%	$(245)	(1.2)%	$513	209.4%
Other income (expense):
Interest income	192	0.8	226	1.1	(34)	(15.0)
Interest expense	(201)	(0.8)	(300)	(1.5)	99	33.0
Other, net	(947)	(3.4)	6	0.1	(953)	*

Total other income (expense), net	(956)	(3.4)%	(68)	(0.3)%	(888)	*

Net loss before cumulative change in accounting	$(688)	(2.4)%	$(313)	(1.5)%	$(375)	(119.8)%

*	Not meaningful
In the nine months ended September 30, 2007, we recorded a charge of $947,000 to reflect the increase in fair value of our freestanding preferred stock warrants from January 1, 2007 to September 30, 2007, in accordance with the guidance of FSP 150-5. See “Freestanding Preferred Stock Warrants” in note 4 to the financial statements appearing elsewhere herein. For the three months ending December 31, 2007, we expect to record a benefit of approximately $600,000 to reflect the decrease in fair value of the warrants from October 1, 2007 to November 6, 2007, the closing date of our initial public offering. Upon the closing of our initial public offering, the warrants became exercisable to purchase shares of common stock and, as a result, were no longer subject to FSP 150-5. Accordingly, the aggregate fair value of these warrants will be reclassified from current liabilities to additional paid-in capital, a component of stockholders’ deficit, as of December 31, 2007, and we will not record any periodic fair value adjustments for the warrants after the closing of the initial public offering.
Net Loss
We recognized net losses of $688,000 in the nine months ended September 30, 2007 and $285,000 in the same period in 2006. This difference reflected the $947,000 charge relating to our freestanding preferred stock warrants, as well as the changes in revenues, cost of revenues and operating expenses described above.
Liquidity and Capital Resources
Resources
Since our inception, we have funded our operations primarily with proceeds from issuances of preferred stock, borrowings under credit facilities and, more recently, cash flow from operations.
We believe our existing cash and cash equivalents, our cash flow from operating activities, borrowings available under our existing credit facility and our net proceeds of our initial public offering will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future working capital requirements will depend on many factors, including the rates of our revenue growth, our introduction of new features and complementary services for our on-demand service, and our expansion of research and development and sales and marketing activities. To the extent our cash and cash equivalents, cash flow from operating activities, and net proceeds of our initial public offering are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies and products. If additional funding is required, we may not be able to obtain bank credit arrangements or to effect an equity or debt financing on terms acceptable to us or at all.
Equity Sales
In June 2000, shortly after our company was founded, we raised $7.3 million of gross proceeds through sales of shares of our Series A convertible preferred stock. We generated an additional $11.5 million of gross proceeds through the issuance of shares of our Series B and C convertible preferred stock between 2001 and 2003. In January and July 2004, we sold shares of our Series C convertible preferred stock for aggregate proceeds of $3.0 million. In June 2005, we issued shares of our Series D convertible preferred stock for gross proceeds of $8.5 million. All of the shares of our preferred stock converted into common stock upon completion of our initial public offering. In addition, we received proceeds from exercises of common stock options in the amount of $3,000 in 2004, $15,000 in 2005, $56,000 in 2006 and $16,000 in the nine months ended September 30, 2007.
In November 2007, we completed our initial public offering, in which we issued and sold 4,717,022 shares of common stock at a price of $8.00 per share, before deducting the underwriting discount of $0.56 per share. We raised $35.1 million of net proceeds after deducting the underwriting discount of $2.6 million. We estimate that our other expenses attributable to the initial public offering totalled $3.3 million.
Credit Facility Borrowings
In July 2007, we entered into a loan and security agreement with Silicon Valley Bank that provides for an equipment line of credit up to $7.5 million and a revolving working capital line of credit for up to the lesser of (a) $1.5 million and (b) 80% of eligible accounts receivable, subject to specified adjustments. As of September 30, 2007, $1.4 million was outstanding under the equipment line of credit, $889,000 was outstanding under the working capital line of credit and $77,000 in letters of credit had been issued. In addition, we have a commitment for an additional $426,000 letter of credit for the benefit of the landlord under our new facilities lease. Borrowings under the equipment line of credit are payable in installments due through July 2010, and all amounts under the working capital line of credit are due in July 2008. Borrowings under the equipment line bear interest at a rate per annum equal to the prime rate plus 0.5% or 1.0%, depending upon our liquidity, as defined. Borrowings under the working capital line bear interest at a rate per annum that is 0.25% above the prime rate. The prime rate was 7.75% per annum at September 30, 2007. All of the borrowings under the loan and security agreement are secured by a pledge of certain of our equipment and all of our accounts receivable, investment property and financial assets. At September 30, 2007 and the date of filing of this report, we were in compliance with all of the financial and non-financial covenants set forth in the loan and security agreement. On November 9, 2007, we paid the outstanding principal and accrued interest under the loan and security agreement in full with $2.2 million of the net proceeds received from our initial public offering.
Until August 2007, we were party to a loan and security agreement with Comerica Bank that provided for an equipment line of credit up to $3.8 million and a revolving working capital line of credit up to $1.0 million, with a borrowing base of 80% of eligible accounts receivable. In August 2007, we refinanced all of the then-outstanding debt under the Comerica Bank loan and security agreement with borrowings under the Silicon Valley Bank equipment line of credit.
We believe our existing cash and cash equivalents, our cash flow from operating activities, borrowings available under our existing credit facility and the net proceeds of our initial public offering will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future working capital requirements will depend on many factors, including the rates of our revenue growth, our introduction of new features and complementary services for our on-demand service, and our expansion of research and development and sales and marketing activities.

Operating Cash Flow
Our operating activities generated net cash in the amount of $2.1 million in the nine months ended September 30, 2007, reflecting (a) a net loss of $688,000, (b) non-cash charges of $3.5 million consisting primarily of depreciation expense of $2.1 million and a preferred stock warrant charge of $947,000, and (c) an increase in accrued expenses and accounts payable of $2.8 million. These changes reflected the growth in our business, the timing of payments to our vendors and our compliance with the guidance of FSP 150-5. These changes were partially offset by an increase in prepaid expenses of $2.8 million, primarily due to certain deferred costs related to our initial public offering and an increase in accounts receivable of $820,000, due to our revenue growth and the timing of customer collections.
Working Capital
The following table sets forth selected working capital information:

September 30, 2007
Cash and cash equivalents	$5,288
Accounts receivable, net of allowance for doubtful accounts	6,640
Working capital	5,610
Our cash and cash equivalents at September 30, 2007 and as of the date of this report, including net proceeds of our initial public offering, were unrestricted and held for working capital purposes. They were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes.
Requirements
Capital Expenditures
In recent years, we have made capital expenditures primarily to acquire computer hardware and software and, to a lesser extent, furniture and leasehold improvements to support the growth of our business. Our capital expenditures totaled $647,000 in 2004, $3.1 million in 2005, $3.1 million in 2006 and $2.8 million in the nine months ended September 30, 2007. We intend to continue to invest in our infrastructure to ensure our continued ability to enhance our platform, introduce new features and complementary services, and maintain the reliability of our network. We also intend to make investments in computer equipment and systems and fixed assets for new offices as we move and expand our facilities, add additional personnel, and continue to grow our business. We expect our capital expenditures for these purposes will total approximately $1.2 million in the last three months of 2007. We are not currently party to any purchase contracts related to future capital expenditures.
Contractual Obligations and Requirements
Our long-term debt obligations at September 30, 2007 consisted of amounts outstanding under (a) our loan and security agreement with Silicon Valley Bank described above and (b) arrangements with Oracle Credit Corporation, under which we borrowed $215,000 in February 2005 in connection with our purchase of software from Oracle Corporation.
We have two lease agreements relating to our former corporate headquarters facilities in Burlington, Massachusetts. Each of these leases expires in May 2008. We vacated these premises in September 2007 and incurred a charge of $318,000 in the three months ended September 30, 2007 as a result of our write-off of future payments due under these leases.
In May 2007 we entered into a lease agreement for 37,000 square feet of office space for our corporate headquarters in Bedford, Massachusetts. The term of the lease commenced on September 17, 2007 and will expire in September 2013. We have an option to extend the lease term through September 2018. Minimum monthly base rent payments of $61,000 will commence in May 2008. From October 2008 through September 2009, minimum annual base rent payments will total $773,000 and increase $37,000 annually. As a result of our entering into this new lease, our operating lease obligations will increase significantly beginning in 2008.
We also have various other leases, primarily related to furniture and hosting our platform.
     Effects of Inflation
Inflation and changing prices have not had a material effect on our business since January 1, 2004, and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, the impact of inflation on replacement costs of equipment, cost of revenues and operating expenses, primarily employee compensation costs, may not be readily recoverable in the price of services offered by us.
     Off-Balance-Sheet Arrangements
As of September 30, 2007, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the SEC.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect, if any, that our adoption of SFAS No. 157 will have on our financial statements.
In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including and Amendment of FASB Statement No. 115. SFAS No. 159 allows entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). The fair value option expands the ability of entities to select the measurement attribute for certain assets and liabilities. We will adopt SFAS No. 159 as of January 1, 2008. We are currently evaluating the effect, if any, that our adoption of SFAS No. 159 will have on our financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.
At September 30, 2007, we had unrestricted cash and cash equivalents totaling $5.3 million. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.
We are exposed to market risk from changes in interest rates with respect to our loan and security agreement with Silicon Valley Bank, which has interest rates based on prime rates. There was $2.3 million outstanding as of September 30, 2007 under this agreement. Accordingly, we are exposed to potential losses related to increases in interest rates. A hypothetical one percent increase in the floating rate used as the basis for the interest charged under this agreement as of September 30, 2007 would result in a $23,000 increase in annualized interest expense assuming a constant balance outstanding of $2.3 million.

Item 4. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) occurred during the three months ended September 30, 2007 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On October 17, 2007, our counsel and counsel for the underwriters of our initial public offering received a letter on behalf of Universal Recovery Systems, Inc., or URS, alleging that our on-demand AVM solution (a) may be in violation of specified patents owned by URS and (b) would be in violation of U.S. patent claims filed by URS in May 2007 in a pending patent application. The letter stated that URS would consider selling to us the referenced patents and patent application, which generally relate to specified methodologies for right-party contact telephone systems, prior to the completion of the offering made hereby. The letter also stated that URS would wait until October 24, 2007 before making a similar offer to one of our competitors. On October 19, 2007, we filed a lawsuit in the federal district court in Massachusetts in which we requested (a) a declaration that we do not infringe any valid and enforceable claim of any of the existing U.S. patents specified in the URS letter and (b) a judgment that URS and its affiliate Blake Rice improperly interfered with our business, including the offering made hereby. On October 23, 2007, URS filed a Statement of Non-Liability in the lawsuit, by which URS and Blake Rice covenant not to assert any claim of patent infringement against us (or any of our controlled affiliates, customers or authorized users) under such existing U.S. patents with respect to our on-demand AVM products currently or previously marketed or sold in the United States. URS’s Statement of Non-Liability does not address the claims of URS with respect to the specified U.S. patent application or two U.K. patents specified in the URS letter. We would defend vigorously against any claim of infringement by URS regarding the pending U.S. patent application and the existing U.K. patents. The claims of the referenced patent application have not been published or examined by the U.S. Patent and Trademark Office, and URS currently has no enforceable patent rights with respect to the subject matter of the claims of the referenced patent application. Because the application may not be allowed or, if allowed, may have claims of a scope materially different from the pending claims, we are unable to evaluate the effect, if any, that any claims that are ultimately allowed will have on our business or results of operations. See Part II, Item 1A. “Risk Factors — Our product development efforts could be constrained by the intellectual property of others, and we could be subject to claims of intellectual property infringement, which could be costly and time-consuming.”
We are not currently a party to any other material litigation. The customer communications industry is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights as well as improper hiring practices. As a result, we may be involved in various legal proceedings from time to time.

Item 1A. Risk Factors
An investment in our common stock involves a high degree of risk. Investors should consider carefully the risks and uncertainties described below and all of the other information contained in this report before deciding whether to purchase our common stock. The market price of our common stock could decline due to any of these risks and uncertainties, and investors might lose all or part of their investments in our common stock.
Risks Related to Our Business and Industry
If the market for automated voice messaging products and services does not develop as we anticipate, our revenues would decline or fail to grow and we could incur operating losses.
We derive, and expect to continue to derive for the foreseeable future, almost all of our revenues by providing our on-demand AVM service to businesses, governments and other organizations. Due to advances in technology, the market for AVM products and services continues to evolve, and it is uncertain whether our service will achieve and sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on the willingness of organizations to use our service.
Some organizations may be reluctant or unwilling to use AVM products and services for a number of reasons, including the perceived effectiveness of products and services based on other delivery channels, such as direct mail, e-mail, text messaging, and web, or other technologies, such as interactive voice response systems and predictive dialers. In addition, organizations may lack knowledge about the potential benefits that AVM product and services can provide. An organization may determine that it can achieve the same, or a higher, level of performance and results from products and services based on other delivery channels or technologies and conclude that those products and services are superior to AVM products and services. Even if an organization determines that AVM products and services offer benefits superior to other customer contact products and services, it might not use AVM products or services because it has previously invested in alternative products or services or in internally developed messaging equipment, because it can obtain acceptable performance and results from alternative products and services available at a lower cost, or because it is unwilling to deliver customer information to a third-party vendor.
If organizations do not perceive the potential and relative benefits of AVM products and services or believe that other customer contact products and services offer a better value because of competitive pricing, the AVM market might not continue to develop or might develop more slowly than we expect, either of which would significantly adversely affect our business, financial condition and operating results. Because the market for AVM products and services is developing and the manner of its development is difficult to predict, we could make errors in predicting and reacting to relevant business trends, which could harm our operating results.
Defects in our platform, disruptions in our service or errors in execution could diminish demand for our service and subject us to substantial liability.
Our on-demand platform is complex and incorporates a variety of hardware and proprietary and licensed software. Internet-based services such as ours frequently experience disruptions from undetected defects when first introduced or when new versions or enhancements are released. From time to time we have found and corrected defects in our platform. Other defects in our platform, or defects in new features, complementary services or upgrades released in the future, could result in service disruptions for one or more clients. Our clients might use our service in unanticipated ways that cause a service disruption for other clients attempting to access their contact list information and other data stored on our platform. In addition, a client may encounter a service disruption or slowdown due to high usage levels of our service. For example, in May 2005 we experienced demand in excess of our then-current capacity, which limited the ability of certain clients to execute their campaigns in their desired timeframes.
Clients engage our client management organization to assist them in creating and managing a campaign. As part of this process, we typically construct and test a script, map the client’s input file into our platform and map our output files to a client-specific format. In order for a campaign to be executed successfully, our client management staff must correctly design, implement, test and deploy these work products. The performance of these tasks can require significant skill and effort, and from time to time has resulted in errors that adversely affected a client’s campaign.

Because clients use our service for critical business processes, any defect in our platform, any disruption in our service or any error in execution could cause existing or potential clients not to use our service, could harm our reputation, and could subject us to litigation and significant liability for damage to our clients’ businesses.
The insurers under our existing liability insurance policy could deny coverage of a future claim that results from an error or defect in our platform or a resulting disruption in our service, or our existing liability insurance might not be adequate to cover all of the damages and other costs of such a claim. Moreover, we cannot assure you that our current liability insurance coverage will continue to be available to us on acceptable terms or at all. The successful assertion against us of one or more large claims that exceeds our insurance coverage, or the occurrence of changes in our liability insurance policy, including an increase in premiums or imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition and operating results. Even if we succeed in litigation with respect to a claim, we are likely to incur substantial costs and our management’s attention will be diverted from our operations.
Our quarterly operating results can be difficult to predict and can fluctuate substantially, which could result in volatility in the price of our common stock.
Our quarterly revenues and other operating results have varied in the past and are likely to continue to vary significantly from quarter to quarter. Our agreements with clients do not require minimum levels of usage or payments, and our revenues therefore fluctuate based on the actual usage of our service each quarter by existing and new clients. Quarterly fluctuations in our operating results also might be due to numerous other factors, including:
•	our ability to attract new clients, including the length of our sales cycles, or to sell increased usage of our service to existing clients;

•	technical difficulties or interruptions in our service;

•	changes in privacy protection and other governmental regulations applicable to the communications industry;

•	changes in our pricing policies or the pricing policies of our competitors;

•	the financial condition and business success of our clients;

•	purchasing and budgeting cycles of our clients;

•	acquisitions of businesses and products by us or our competitors;

•	competition, including entry into the market by new competitors or new offerings by existing competitors;

•	our ability to hire, train and retain sufficient sales, client management and other personnel;

•	timing of development, introduction and market acceptance of new services or service enhancements by us or our competitors;

•	concentration of marketing expenses for activities such as trade shows and advertising campaigns;

•	expenses related to any new or expanded data centers; and

•	general economic and financial market conditions.
Many of these factors are beyond our control, and the occurrence of one or more of them could cause our operating results to vary widely. Because of quarterly fluctuations, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful.
In recent years, our quarterly revenues have been affected by seasonal factors as the result of the level of revenues we have derived from third-party collection agencies. These factors have caused our revenues in the first quarter to decrease, or increase at a slower rate, as compared to revenues in the immediately preceding fourth quarter. We believe these factors reflect a reduced level of collections processes following the fourth-quarter holiday season and the lower number of business days in the first quarter.
We may fail to forecast accurately the behavior of existing and potential clients or the demand for our service. Our expense levels are based, in significant part, on our expectations as to future revenues and are largely fixed in the short term. As a result, we could be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenues. We intend to increase our operating expenses as we expand our research and development, sales and marketing, and administrative organizations. The timing of these increases and the rate at which new personnel become productive will affect our operating results, and, in particular, we could incur operating losses in the event of an unexpected delay in the rate at which development, sales personnel or new marketing initiatives become productive.
Variability in our periodic operating results could lead to volatility in our stock price as equity research analysts and investors respond to quarterly fluctuations. Moreover, as a result of any of the foregoing factors, our operating results might not meet our announced guidance or expectations of investors, in which case the price of our common stock could decrease significantly.
Our clients are not obligated to pay any minimum amount for use of our service on an on-going basis, and if they discontinue use of our service or do not use our service on a regular basis, our revenues would decline.
The agreements we enter into with clients do not require minimum levels of usage or payments and are terminable at will by our clients. The periodic usage of our service by an existing client could decline or fluctuate as a result of a number of factors, including the client’s level of satisfaction with our service, the client’s ability to satisfy its customer contact processes internally, and the availability and pricing of competing products and services. If our service fails to generate consistent business from existing clients, our business, financial condition and operating results will be adversely affected.
We derive a significant portion of our revenues from the sale of our service for use in the collections process, and any event that adversely affects the collection agencies industry or in-house collection departments would cause our revenues to decline.
In recent years, we have focused our sales and marketing activities on the collection process, and have targeted collection agencies and debt buyers in the collection agencies industry as well as large in-house collection departments of businesses in other industries. Revenues from these collection businesses represented 31% of our revenues in 2004, 67% of our revenues in 2005, 80% of our revenues in 2006 and 82% of our revenues in the nine months ended September 30, 2007. We expect that revenues from the collection businesses will continue to account for a substantial part of our revenues for the foreseeable future.
Collection businesses are particularly subject to changes in the overall economy and in credit granting practices. Collection businesses are likely to be affected adversely by any sustained economic upturn, any tightening of credit granting practices, or any technological advancement or regulatory change affecting the collection of outstanding indebtedness. Any such occurrence would cause us to lose some or all of the recurring business of our clients in the collections business, which could have a material adverse effect on our business, financial condition and operating results.
Moreover, two clients accounted for a total of 32% of our revenues in 2005 and 26% of our revenues in 2006, and both of those clients are in the collection agencies industry. In addition to the risks associated with collections businesses in general, our business, financial condition and operating results would be negatively affected if either of these clients were to significantly decrease the extent to which they use our service.
Actual or perceived breaches of our security measures could diminish demand for our service and subject us to substantial liability.
Our service involves the storage and transmission of clients’ proprietary information. Internet-based services such as ours are particularly subject to security breaches by third parties. Breaches of our security measures also might result from employee error or malfeasance or other causes. In the event of a security breach, a third party could obtain unauthorized access to our clients’ contact list information and other data. Techniques used to obtain unauthorized access or to sabotage systems change frequently, and they typically are not recognized until after they have been launched against a target. As a result, we could be unable to anticipate, and implement adequate preventative measures against, these techniques. Because of the critical nature of data security, any actual or perceived breach of our security measures could cause existing or potential clients not to use our service, could harm our reputation, and could subject us to litigation and significant liability for damage to our clients’ businesses.
Interruptions or delays in service from our key vendors would impair the delivery of our on-demand service and could substantially harm our business and operating results.
In delivering our service, we rely upon a combination of hosting providers, telecommunication carriers and data carriers. We serve our clients from two third-party hosting facilities. One of our facilities is located in Ashburn, Virginia, and is owned and operated by Equinix under an agreement that expires in March 2008. The other facility is located in Somerville, Massachusetts, and is owned and operated by InterNap under an agreement that expires in January 2009. If we are unable to renew these agreements on commercially reasonable terms following their termination, we will need to incur significant expense to relocate our data center or agree to the terms demanded by the hosting provider, either of which could harm our business, financial position and operating results.
As of September 30, 2007, our clients’ campaigns were handled through a mix of telecommunication carriers and data carriers. We rely on these carriers to handle millions of customer contacts each day. We have contracts with these carriers that can be terminated by either party at the end of the contract term upon written notice delivered by either party a specified number of days before the end of the term. In addition, we can terminate the contracts at any time upon written notice delivered a specified number of days in advance, subject to the payment of specified termination charges. If a contract is terminated, we might be unable to obtain pricing on similar terms from another carrier, which would affect our gross margins and other operating results.
Our hosting facilities and our carriers’ infrastructures are vulnerable to damage or interruption from floods, fires and similar natural events, as well as acts of terrorism, break-ins, sabotage, intentional acts of vandalism and similar misconduct. The occurrence of such a natural disaster or misconduct, a loss of power, a decision by either of our hosting providers to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in our service. Any interruption or delay in our service, even if for a limited time, could have an adverse effect on our business, financial condition and operating results.
Our business will be harmed if we fail to develop new features that keep pace with technological developments or to transition successfully to a Voice over Internet Protocol telephony infrastructure.
Organizations can use a variety of communication channels to reach their customers or other intended contacts. Recent technological advances have resulted in new communication channels, such as text messaging, and improvements in existing services and products, such as predictive dialers, that threaten to eliminate the competitive advantages of our AVM service. Our business, financial condition and operating results will be adversely affected if we are unable to complete and introduce, in a timely manner, new features for our existing service that keep pace with technological developments. For example, because most of our clients access our service using a web browser, we must modify and enhance our service from time to time to keep pace with new browser technology. In addition, we currently are transitioning to a Voice over Internet Protocol, or VoIP, telephony infrastructure, and we cannot assure you that we will be able to complete this migration on our anticipated schedule or budget or that we ultimately will realize the cost savings and other benefits we anticipate from this migration.
If the on-demand delivery model is not widely accepted for AVM services, our revenues would decline or fail to grow and we could incur operating losses.
All of our clients access and use our AVM service on an on-demand basis. Our success will depend to a substantial extent on the willingness of organizations to increase their use of an on-demand delivery model for enterprise applications in general and for AVM services in particular. Many organizations have invested substantial financial and personnel resources to integrate traditional enterprise software and associated hardware into their businesses, and they might be reluctant or unwilling to migrate to an on-demand delivery model. Market acceptance of our on-demand delivery model for AVM services also might be limited by numerous other factors, including:
•	the security capabilities and reliability of our on-demand service;

•	reluctance by organizations to trust third parties to store and manage critical customer data;

•	our ability to continue to achieve and maintain high levels of client satisfaction;

•	the level of customization we offer;

•	our ability to meet the needs of broader segments of the customer contact market;
a substantial decrease in the cost of hardware and software necessary for organizations to maintain their customer contact technology in-house; and
adverse publicity about us, our service or on-demand AVM services in general, whether based on poor performance by us or our competitors or on third-party reviews and industry analyst reports.
Many of these factors are beyond our control. If businesses do not perceive the benefits of on-demand AVM services, then the market for on-demand AVM services might not develop further, or it could develop more slowly than we expect, either of which would adversely affect our business, financial condition and operating results.
We face intense competition, and our failure to compete successfully would make it difficult for us to add and retain clients and would impede the growth of our business.
The market for AVM solutions is intensely competitive, changing rapidly and fragmented. It is subject to rapidly developing technology, shifting client requirements, frequent introductions of new products and services, and increased marketing activities of industry participants. Increased competition could result in pricing pressure, reduced sales or lower margins, and could prevent our service or future customer contact solutions from achieving or maintaining broad market acceptance. If we are unable to compete effectively, it will be difficult for us to add and retain clients and our business, financial condition and operating results will be seriously harmed.
Predictive dialers have been the basic method of AVM contact for the last two decades, and the vast majority of telephony customer contact today is completed using predictive dialer technology. Our service competes with on-premise predictive dialers from a limited number of established vendors and a number of smaller vendors, as well as predictive dialers hosted by some of those smaller vendors on an application service provider basis. Many organizations have invested in on-premise predictive dialers and are likely to continue using those dialers until the dialers are no longer operational, despite the availability of new features and functionality in our service or in other AVM solutions. In addition, the on-demand service delivery model is relatively new, and many organizations have not yet fully adopted or accepted a fully hosted delivery model.
Our AVM service also competes with a number of hosted AVM solutions. A limited number of established vendors and a number of smaller, privately held companies offer hosted AVM services that compete principally on the basis of price rather than features. In addition, a small number of vendors focus on providing hosted AVM services with features more comparable to ours. These vendors generally compete on the basis of return on investment and features, rather than price. Other companies may enter the market by offering competing products or services based on emerging technologies, such as open-source frameworks, and may compete on the basis of either features or price.
Some of our competitors have significantly greater financial, technical, marketing, service and other resources than we have. These vendors also have larger installed client bases and longer operating histories. Competitors with greater financial resources might be able to offer lower prices, additional products or services, or other incentives that we cannot match or offer. These competitors could be in a stronger position to respond quickly to new technologies and could be able to undertake more extensive marketing campaigns.
Mergers or other strategic transactions involving our competitors could weaken our competitive position, which could harm our operating results.
Our industry is highly fragmented, and we believe it is likely that some of our existing competitors will consolidate or will be acquired. West Corporation, a provider of outsourced communications services, acquired CenterPost Communications, a provider of enterprise multi-channel solutions for automating customer communications, in February 2007 and acquired TeleVox Software, a provider of communication and automated messaging services to the healthcare industry, in March 2007. In addition, some of our competitors may enter into new alliances with each other or may establish or strengthen cooperative relationships with systems integrators, third-party consulting firms or other parties. Any such consolidation, acquisition, alliance or cooperative relationship could lead to pricing pressure and our loss of market share and could result in a competitor with greater financial, technical, marketing, service and other resources, all of which could have a material adverse effect on our business, operating results and financial condition.
Our continued growth could strain our personnel resources and infrastructure, and if we are unable to implement appropriate controls and procedures to manage our growth, we will not be able to implement our business plan successfully.
We are currently experiencing a period of rapid growth in our headcount and operations. To the extent that we are able to sustain such growth, it will place a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part upon the ability of our senior management to manage this growth effectively. To do so, we must continue to hire, train and manage new employees as needed. If our new hires perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business would be harmed. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial, and management controls and our reporting systems and procedures. The additional headcount we are adding will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. If we fail to successfully manage our growth, we will be unable to execute our business plan.
If we fail to retain our chief executive officer, chief operating and financial officer, chief technology officer, and other key personnel, our business would be harmed and we might not be able to implement our business plan successfully.
Our future success depends upon the continued service of our executive officers and other key sales, marketing, service, engineering and technical staff. In particular, each of Peter Shields, our chief executive officer and president, Robert Leahy, our chief operating officer and chief financial officer, and Timothy Segall, our chief technology officer, is critical to the management of our business and operations. None of our executive officers or other key personnel is bound by an employment agreement, and therefore they can cease their employment with us at any time with no advance notice. We do not maintain key person life insurance on any of our employees. We are dependent on our executive officers and other key personnel, and the loss of any of them would harm our operations and could prevent us from successfully implementing our business plan in a timely manner, if at all.
Failure to expand our direct sales force successfully will impede our growth.
We are highly dependent on our direct sales force to obtain new clients and to generate repeat business from our existing client base. It is therefore critical that our direct sales force maintain regular contact with our clients, both to gauge client satisfaction with our service as well as to highlight the value that use of our service adds to their enterprises. There is significant competition for direct sales personnel. Our ability to achieve significant growth in revenues in the future will depend in large part on our success in recruiting, training and retaining sufficient numbers of direct sales personnel. New hires require significant training and typically take more than a year before they achieve full productivity. Our recent and planned hires might not achieve full productivity as quickly as intended, or at all. If we fail to hire and successfully train sufficient numbers of direct sales personnel, we will be unable to increase our revenues and the growth of our business will be impeded.
Because competition for employees in our industry is intense, we might not be able to attract and retain the highly skilled employees we need to execute our business plan.
To continue to execute our business plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for senior engineers and senior sales executives. We might not be successful in attracting and retaining qualified personnel. We have experienced from time to time in the past, and expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in technology-based industries, job candidates often consider the value of the stock options they are to receive in connection with their employment. Volatility in the price of our common stock could therefore, adversely affect our ability to attract or retain key employees. Furthermore, the requirement to expense stock options could discourage us from granting the size or type of stock options awards that job candidates require to join our company. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business plan and future growth prospects could be severely harmed.
If we are unable to protect our intellectual property rights, we would be unable to protect our proprietary technology and our brand.
If we fail to protect our intellectual property rights adequately, our competitors could gain access to our technology and our business could be harmed. We rely on trade secret, copyright and trademark laws, and confidentiality and assignment of invention agreements with employees and third parties, all of which offer only limited protection. The steps we have taken to protect our intellectual property might not prevent misappropriation of our proprietary rights. We have only three issued patents and one patent application pending in the United States. Our issued patents and any patents issued in the future, may not provide us with any competitive advantages or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in other countries are uncertain and might afford little or no effective protection of our proprietary technology. Consequently, we could be unable to prevent our intellectual property rights from being exploited abroad, which could diminish international sales or require costly efforts to protect our technology. Policing the unauthorized use of intellectual property rights is expensive, difficult and, in some cases, impossible. Litigation could be necessary to enforce or defend our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Any such litigation could result in substantial costs and diversion of management resources, either of which could harm our business. Accordingly, despite our efforts, we might not be able to prevent third parties from infringing upon or misappropriating our intellectual property.
Our product development efforts could be constrained by the intellectual property of others, and we could be subject to claims of intellectual property infringement, which could be costly and time-consuming.
The customer contact and telecommunications industries are characterized by the existence of a large number of patents, trademarks and copyrights, and by frequent litigation based upon allegations of infringement or other violations of intellectual property rights. As we seek to extend our service, we could be constrained by the intellectual property rights of others.
On October 17, 2007, our counsel and counsel for the underwriters of the offering made hereby received a letter on behalf of Universal Recovery Systems, Inc., or URS, alleging that our on-demand AVM solution (a) may be in violation of specified patents owned by URS and (b) will be in violation of U.S. patent claims filed by URS in May 2007 in a pending patent application. On October 19, 2007, we filed a lawsuit in the federal district court in Massachusetts in which we requested (a) a declaration that we do not infringe any valid and enforceable claim of any of the existing U.S. patents specified in the URS letter and (b) a judgment that URS and its affiliate Blake Rice improperly interfered with our business, including our initial public offering. On October 23, 2007, URS filed a Statement of Non-Liability in the lawsuit, by which URS and Blake Rice covenant not to assert any claim of patent infringement against us (or any of our controlled affiliates, customers or authorized users) under such existing U.S. patents with respect to our on-demand AVM products currently or previously marketed or sold in the United States. URS’s Statement of Non-Liability does not address the claims of URS with respect to the specified U.S. patent application, which have not been published or examined by the U.S. Patent and Trademark Office and therefore are not currently enforceable against us or any other party, or two U.K. patents specified in the URS letter.
We might not prevail in any future intellectual property infringement litigation given the complex technical issues and inherent uncertainties in litigation. Any claims, regardless of their merit, could be time-consuming and distracting to management, result in costly litigation or settlement, cause product development delays, or require us to enter into royalty or licensing agreements. If our service violates any third-party proprietary rights, including any claims of the patent application filed by URS that are ultimately allowed, we could be required to re-engineer our service or seek to obtain licenses from third parties, which might not be available on reasonable terms or at all. Any efforts to re-engineer our service, obtain licenses from third parties on favorable terms or license a substitute technology might not be successful and, in any case, might substantially increase our costs and harm our business, financial condition and operating results. Further, our platform incorporates open source software components that are licensed to us under various public domain licenses. While we believe we have complied with our obligations under the various applicable licenses for open source software that we use, there is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses and therefore the potential impact of such terms on our business is somewhat unknown.
Our platform relies on technology licensed from third parties, and our inability to maintain licenses of this technology on similar terms or errors in the licensed technology could result in increased costs or impair the implementation or functionality of our service, which would adversely affect our business and operating results.
Our multi-tenant customer communication platform relies on technology licensed from third-party providers. For example, we use the Apache web server, the BEA WebLogic application server, Nuance text-to-speech and automated speech recognition software, and the Oracle database. We anticipate that we will need to continue to license technology from third parties in the future. There might not always be commercially reasonable software alternatives to the third-party software that we currently license. Any such software alternatives could be more difficult or costly to replace than the third-party software we currently license, and integration of that software into our platform could require significant work and substantial time and resources. Any undetected errors in the software we license could prevent the implementation of our service, impair the functionality of our service, delay or prevent the release of new features, complementary services or upgrades, and injure our reputation. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties, which might not be available on commercially reasonable terms or at all.
Any expansion of our business into international markets would expose us to additional business risks, and failure to manage those risks could adversely affect our business and operating results.
To date, we have focused our sales and marketing efforts principally on organizations located in the United States. Organizations in the United States accounted for substantially all of our revenues in each of 2004, 2005 and 2006. We may determine to commence operations in one or more other countries. Those operations would be subject to a number of risks and potential costs, including:
•	difficulty in establishing, staffing and managing international sales operations;

•	challenges encountered under local business practices, which vary by country and often favor local competitors;

•	challenges caused by distance, language and cultural differences;

•	compliance with multiple, conflicting and changing laws and regulations, including employment and tax laws and regulations;

•	longer payment cycles in some countries;

•	currency exchange rate fluctuations; and

•	limited protection of intellectual property in some countries outside of the United States.
Our failure to manage the risks associated with our international operations effectively could limit the future growth of our business and adversely affect our operating results. Any expansion of our international operations could require a substantial financial investment and significant management efforts.
Our limited operating history makes predicting future operating results more difficult.
We were founded and began offering our on-demand service in 2000. Investors must consider our business and prospects in light of the risks, expenses and difficulties we encounter as a relatively new company in a rapidly changing market, including:

•	we have a single service offering and face risks in developing complementary services or new service offerings;

•	we could encounter difficulties in managing the growth, if any, of our business; and

•	we could be unable to forecast accurately the behavior of existing and potential clients or the demand for customer contact products.
We could fail to address one or more of these risks successfully. In addition, due to our relatively limited history, any historical operating, financial or business information relating to our operations might not be indicative of future results. We incurred a net loss in each of 2004 and 2006, and we cannot assure you that we will be able to generate net income in the current or any future fiscal year or quarter or that we will be able to forecast accurately our operating results for any future fiscal year or quarter.
We might enter into acquisitions that are difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.
We intend to pursue acquisitions of businesses, technologies, and products that will complement our existing operations. We cannot assure you that any acquisition we make in the future will provide us with the benefits we anticipated in entering into the transaction. Acquisitions are typically accompanied by a number of risks, including:
•	difficulties in integrating the operations and personnel of the acquired companies;

•	maintenance of acceptable standards, controls, procedures and policies;

•	potential disruption of ongoing business and distraction of management;

•	impairment of relationships with employees and clients as a result of any integration of new management and other personnel;

•	inability to maintain relationships with clients of the acquired business;

•	difficulties in incorporating acquired technology and rights into products and services;

•	unexpected expenses resulting from the acquisition;

•	potential unknown liabilities associated with acquired businesses; and

•	unanticipated expenses related to acquired technology and its integration into existing technology.
Acquisitions could result in the incurrence of debt, restructuring charges and large one-time write-offs, such as write-offs for acquired in-process research and development costs. Acquisitions could also result in goodwill and other intangible assets that are subject to impairment tests, which might result in future impairment charges. Furthermore, if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders would be diluted and earnings per share could decrease.
From time to time, we might enter into negotiations for acquisitions that are not ultimately consummated. Those negotiations could result in diversion of management time and significant out-of-pocket costs. If we fail to evaluate and execute acquisitions properly, we could fail to achieve our anticipated level of growth and our business and operating results could be adversely affected.
The consolidation of our customers can reduce the number of our customers and adversely affect our business.
Some of our significant clients from time to time may merge, consolidate or enter into alliances with each other. The surviving entity or resulting alliance may subsequently decide to use a different service provider or to manage customer contact campaigns internally. Alternatively, the surviving entity or resulting alliance may elect to continue using our service, but its strengthened financial position or enhanced leverage may lead to pricing pressure. Either of these results could have a material adverse effect on our business, operating results and financial condition. We may not be able to offset the effects of any such price reductions, and may not be able to expand our client base to offset any revenue declines resulting from such a merger, consolidation or alliance.
Our ability to use net operating loss carryforwards in the United States may be limited.
As of December 31, 2006, we had net operating loss carryforwards of $11.8 million for U.S. federal tax purposes and an additional $11.8 million for state tax purposes. These loss carryforwards expire between 2007 and 2026. To the extent available, we intend to use these net operating loss carryforwards to reduce the corporate income tax liability associated with our operations. Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. We believe that ownership changes occurred in 2000 and 2001 and, as a result, in 2006 reduced our net operating loss carryforwards by $6.8 million. Our ability to utilize net operating loss carryforwards may be limited by the issuance of common stock in our initial public offering. To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.
If we are unable to raise capital when needed in the future, we may be unable to execute our growth strategy, and if we succeed in raising capital, we may dilute investors’ percentage ownership of our common stock or may subject our company to interest payment obligations and restrictive covenants.
We may need to raise additional funds through public or private debt or equity financings in order to:
•	fund ongoing operations;

•	take advantage of opportunities, including more rapid expansion of our business or the acquisition of complementary products, technologies or businesses;

•	develop new products; and

•	respond to competitive pressures.
Any additional capital raised through the sale of equity may dilute investors’ percentage ownership of our common stock. Capital raised through debt financing would require us to make periodic interest payments and may impose potentially restrictive covenants on the conduct of our business. Furthermore, additional financings may not be available on terms favorable to us, or at all. A failure to obtain additional funding could prevent us from making expenditures that may be required to grow or maintain our operations.
Risks Related to Regulation of Use of Our Service
We derive a significant portion of our revenues from the sale of our service for use in the collections process, and our business and operating results could be substantially harmed if new U.S. federal and state laws or regulatory interpretations in one or more jurisdictions either make our service unavailable or less attractive for use in the collections process or expose us to regulation as a debt collector.
Revenues from clients in the collection agencies industry and large in-house, or first-party, collection departments represented 31% of our revenues in 2004, 67% of our revenues in 2005, 80% of our revenues in 2006 and 82% of our revenues in the nine months ended September 30, 2007. These clients’ use of our service is affected by an array of complex federal and state laws and regulations. The U.S. Fair Debt Collection Practices Act, or FDCPA, limits debt collection communications by clients in the collection agencies industry, including third parties retained by creditors. For example, the FDCPA prohibits abusive, deceptive and other improper debt collection practices, restricts the timing and content of communications regarding a debt or a debtor’s location, and allows consumers to opt out of receiving debt collection communications. In general, the FDCPA also prohibits the use of debt collection calls to cause debtors to incur more debt. Many states impose additional requirements on debt collection communications, including limits on the frequency of debt collection calls, and some of those requirements may be more stringent than the comparable federal requirements. Moreover, regulations governing debt collection calls are subject to changing interpretations that may be inconsistent among different jurisdictions. Our business, financial position and operating results could be substantially harmed by the adoption or interpretation of U.S. federal or state laws or regulations that make our service either unavailable or less attractive for debt collection communications by existing and potential clients.
We provide our service for use by creditors and debt collectors, but we do not believe that we are a debt collector for purposes of these U.S. federal or state regulations. An allegation by one or more jurisdictions that we are a debt collector for purposes of their regulations could cause existing or potential clients not to use our service, harm our reputation, subject us to administrative proceedings, or result in our incurring significant legal fees and other costs. If it were to be determined that we are a debt collector for purposes of the regulations of one or more jurisdictions, we could be exposed to government enforcement actions and regulatory penalties and would be subject to additional rules, including licensing and bonding requirements. The costs of complying with these rules could be substantial, and we might be unable to continue to offer our service for debt collection communications in those jurisdictions, which would have a material adverse effect on our business, financial condition and operating results. In addition, if clients use our service in violation of limits on the content, timing and frequency of their debt collection communications, we could be subject to claims by consumers that result in costly legal proceedings and that lead to civil damages, fines or other penalties.
We could be subject to significant penalties or damages if our clients violate U.S. federal or state restrictions on the use of artificial or prerecorded messages to contact wireless telephone numbers, and our business and operating results could be substantially harmed if those restrictions make our service unavailable or less attractive for use in the collections process.
Under the U.S. Telephone Consumer Protection Act, it is unlawful to use an automatic telephone dialing system or an artificial or prerecorded message to contact any cellular or other wireless telephone number, unless the recipient previously has consented to receiving this type of message or is not charged for the message. Our service involves the use of artificial and prerecorded messages. Although our service is designed to enable a client to screen a contact list to remove wireless telephone numbers, a client may determine that voice or text messages to certain wireless telephone numbers are permitted because the recipients previously have consented to receiving artificial or prerecorded messages. We cannot ensure that, in using our service for a campaign, a client removes from its contact list the names of all persons who are associated with wireless telephone numbers and who have not consented to receiving artificial or prerecorded messages or, in particular, that the client properly interprets and applies the exemption for recipients who have consented to receiving such messages. Many states have enacted similar restrictions on using automatic dialing systems and artificial and prerecorded messages to contact wireless telephone numbers, and some of those state requirements may be more stringent than the comparable federal requirements. If clients use our service in a manner that violates any of these regulations, federal or state authorities may seek to subject us to regulatory fines or other penalties, even if the violation did not result from a failure of our service. If clients use our service to screen for wireless telephone numbers and our screening mechanisms fail, we may be subject to regulatory fines or other penalties as well as contractual claims by clients for damages, and our reputation may be harmed.
Regulatory restrictions on artificial and prerecorded messages present particular problems for businesses in the collection agencies industry. These third-party collection agencies and debt buyers do not have direct relationships with the consumer debtors and therefore typically do not have the ability to obtain from a debtor the consent required to permit the use of artificial or prerecorded messages in contacting a debtor at a wireless telephone number. These businesses’ lack of a direct relationship with debtors also makes it more difficult for them to evaluate whether a debtor has provided such a consent. For example, a collection agency frequently must evaluate whether past actions taken by a debtor, such as providing a cellular telephone number in a loan application, constitute consent sufficient to permit the agency to contact the debtor using artificial or prerecorded messages. Moreover, a significant period of time elapses between the time at which a loan is made and the time at which a collection agency or debt buyer seeks to contact the debtor for repayment, which further complicates the determination of whether the collection agency or debt buyer has the required consent to use artificial or prerecorded messages. The difficulties encountered by these third-party collection businesses are becoming increasingly problematic as the percentage of U.S. consumers using cellular telephones continues to increase. If these third-party collection businesses are unable to use artificial or prerecorded messages to contact a substantial portion of their debtors, our service will be less useful to them. If our clients in the collection agencies industry significantly decrease their use of our service, our business, financial position and operating results would be substantially harmed.
We could be subject to penalties if we or our clients violate federal or state telemarketing restrictions due to a failure of our service or otherwise, which could harm our financial position and operating results.
The use of our service for marketing communications is affected by extensive federal and state telemarketing regulation. The Telemarketing and Consumer Fraud and Abuse Prevention Act and Telephone Consumer Protection Act, among other U.S. federal laws, empower both the Federal Trade Commission, or FTC, and the Federal Communications Commission, or FCC, to regulate interstate telephone sales calling activities. The FTC’s Telemarketing Sales Rule requires us to transmit Caller ID information, disclose certain information to call recipients and retain business records. This rule proscribes misrepresentations, prohibits the abandonment of telemarketing calls and limits the timing of calls to consumers. If we fail to comply with applicable FTC telemarketing regulations, we may be subject to substantial regulatory fines or other penalties as well as contractual claims by clients for damages, and our reputation may be harmed. The FTC’s Telemarketing Sales Rule, for example, imposes fines of up to $11,000 per violation. If clients use our service in a manner that violates any of these telemarketing regulations, the FTC may seek to subject us to regulatory fines or other penalties, even if the violation did not result from a failure of our service.
In addition, FCC and FTC regulations restrict the use of automatic telephone dialing systems, predictive dialing techniques, and artificial or prerecorded voice messages for a wide variety of purposes, including telemarketing calls. In particular, those regulations prohibit an organization from using artificial or prerecorded voice messages in a telemarketing call unless the organization has an established business relationship, or EBR, with the recipient. We cannot ensure that, in using our service for a campaign, a client removes from its contact list the names of all persons with whom the client does not have an EBR or that the client properly interprets and applies the EBR exemption. If clients use our service to place unauthorized calls or in a manner that otherwise violates EBR restrictions, U.S. federal or state authorities may seek to subject us to substantial regulatory fines or other penalties, even if the violation did not result from a failure of our screening mechanisms. In October 2006, the FTC requested public comments on a proposal that would have, in effect, eliminated as of January 2, 2007, the EBR-based exemption from the restrictions on the use of prerecorded messages. In December 2006, the FTC announced that it was postponing any implementation of the proposal pending further consideration of comments received. We are unable to predict whether, or when, the FTC may determine to implement such proposal. If the FTC implements the proposal, or if it otherwise narrows or repeals the EBR exemptions, our operating results could be adversely affected and our future growth prospects could be severely harmed.
Many states have enacted prohibitions or restrictions on telemarketing calls into their states, specifically covering the use of automatic dialing systems and predictive dialing techniques. Some of those state requirements are more stringent than the comparable federal requirements. If clients use our service in a manner that violates any of these telemarketing regulations, state authorities may seek to subject us to regulatory fines or other penalties, even if the violation did not result from a failure of our service.
To the extent that our service is used to send e-mail or text messages, our clients will be, and we may be, affected by regulatory requirements in the United States. Organizations may determine not to use these channels because of prior consent, or opt-in, requirements or other regulatory restrictions, which could harm our future business growth.
Our failure to comply with numerous and overlapping information security and privacy requirements could subject us to fines and other penalties as well as claims by our clients for damages, any of which could harm our reputation and business.
Our collection, use and disclosure of personal information are affected by numerous privacy, security and data protection regulations. We are subject to the FTC’s Gramm-Leach-Bliley Privacy Rule when we receive nonpublic personal information from clients that are treated as financial institutions under those rules. These rules restrict disclosures of consumer information and limit uses of such information to certain purposes that are disclosed to consumers. The related Gramm-Leach-Bliley Safeguards Rule requires our financial institution clients to impose administrative, technical and physical data security measures in their contracts with us. Compliance with these contractual requirements can be costly, and our failure to satisfy these requirements could lead to regulatory penalties or contractual claims by clients for damages.
Some of our services require us to receive consumer information that is protected by the Fair Credit Reporting Act, which defines permissible uses of consumer information furnished to or obtained from consumer reporting agencies. We generally rely on our clients’ assurances that any such information is requested and used for permissible purposes, but we cannot be certain that our clients comply with these restrictions. We could incur costs or could be subject to fines or other penalties if the FTC determines that we have mishandled protected information.
Many jurisdictions, including the majority of states, have data security laws including data security breach notification laws. When our clients operate in industries that have specialized data privacy and security requirements, they may be subject to additional data protection restrictions. For example, the federal Health Insurance Portability and Accountability Act, or HIPAA, regulates the maintenance, use and disclosure of personally identifiable health information by certain health care-related entities. States may adopt privacy and security regulations that are more stringent than federal rules. If we experience a breach of data security, we could be subject to costly legal proceedings that could lead to civil damages, fines or other penalties. We or our clients could be required to report such breaches to affected consumers or regulatory authorities, leading to disclosures that could damage our reputation or harm our business, financial position and operating results.
We may record certain of our calls for quality assurance, training or other purposes. Many states require both parties to consent to such recording, and may adopt inconsistent standards defining what type of consent is required. Violations of these rules could subject us to fines or other penalties, criminal liability, or claims by our clients for damages, any of which could hurt our reputation or harm our business, financial position and operating results.
It may be impossible for us to comply with the different data protection regulations that affect us in different jurisdictions. For example, the USA PATRIOT Act provides U.S. law enforcement authorities certain rights to obtain personal information in the control of U.S. persons and entities without notifying the affected individuals. Some foreign laws, including some in Canada and the European Union, prohibit such disclosures. Such conflicts could subject us and our clients to costs, liabilities or negative publicity that could impair our ability to expand our operations into some countries and therefore limit our future growth.
Any expansion of our business into international markets would require us to comply with additional debt collection, telemarketing, data privacy or similar regulations, which could make it costly or difficult to operate in these markets.
Our clients are located principally in the United States, with a limited number located in Canada and the United Kingdom. We may determine to commence or expand our operations in one or more other countries. Any such country may have laws and regulations governing debt collection, telemarketing, data privacy or other communications activities comparable in purpose to the U.S. and state laws and regulations described above. Compliance with these requirements may be costly and time consuming, and may limit our ability to operate successfully in one or more foreign jurisdictions.
For example, our current telemarketing activities in the United Kingdom are affected by a comprehensive telemarketing regulation, including a prohibition on calls to numbers on the UK’s national do-not-call registry, the Telephone Preference Service. Canada may establish a similar national do-not-call registry. The Canadian Radio-Television and Telecommunications Commission, or CRTC, already requires telemarketers to maintain their own do-not-call lists, and the CRTC prohibits the use of automatic dialing and announcing devices for solicitations except in limited circumstances.
Outside of the United States, our business is likely to be subject to more stringent data protection regulations. For example, the Canadian Personal Information Protection and Electronics Documents Act and similar Canadian provincial laws restrict the use, collection, and disclosure of personal information, require security safeguards, and could require contractual commitments in our client contracts. The European Union Directive on Data Protection and national implementing laws restrict collection, use and disclosure of personal data in EU countries and prohibits transfers of this information to the United States unless specified precautions are implemented.

Risks Related to Ownership of Our Common Stock
Because there has not been a public market for our common stock and our stock price might be volatile, investors might lose some or all of their investments.
Prior to the completion of our initial public offering, our common stock could not be bought or sold publicly. We cannot predict the extent to which investors’ interests will lead to an active trading market for our common stock or the extent to which the market price of our common stock will be volatile in the future. The trading prices of common stock of newly public technology companies have often been highly volatile and varied significantly from their initial public offering prices. The trading price of our common stock could decrease significantly.
In the past, securities class action litigation often has been initiated against a company following a period of volatility in the market price of the company’s securities. If class action litigation is initiated against us, we will incur substantial costs and our management’s attention will be diverted from our operations. All of these factors could cause the market price of our stock to decline, and investors could lose some or all of their investments.
If equity research analysts do not publish research or reports about our business or if they issue unfavorable commentary or downgrade our common stock, the price of our common stock could decline.
The trading market for our common stock depends in part on the research and reports that equity research analysts publish about our company and business. The price of our stock could decline if one or more equity research analysts downgrade our common stock or if those analysts issue other unfavorable commentary or cease publishing reports about our company and business.
Future sales of our common stock by existing stockholders could cause our stock price to decline.
If our existing stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our stockholders might sell shares of common stock could also depress the market price of our common stock. The holders of substantially all of the shares of common stock outstanding immediately prior to the initial public offering are subject to lock-up agreements that restrict their ability to transfer their common stock through approximately April 29, 2008. Upon expiration of the lock-up agreements, an additional 9,789,181 shares of our common stock will be eligible for sale in the public market. In addition, we intend to file registration statements with the SEC covering all of the shares of common stock subject to options outstanding, or available for future issuance under our stock incentive plans. The market price of shares of our common stock could drop significantly when the contractual and statutory restrictions on resale by our existing security holders lapse and those holders are able to sell shares of our common stock into the market.
Our directors, executive officers and their affiliated entities will continue to have substantial control over us and could limit the ability of other stockholders to influence the outcome of key transactions, including changes of control.
As of November 12, 2007, our executive officers, directors and their affiliated entities, in the aggregate, beneficially owned 61% of our outstanding common stock. In particular, affiliates of North Bridge Ventures Partners, including James A. Goldstein, one of our directors, in the aggregate, beneficially owned 32% of our outstanding common stock. Our executive officers, directors and their affiliated entities, if acting together, are able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. These stockholders may have interests that differ from those of other investors, and they might vote in a way with which other investors disagree. The concentration of ownership of our common stock could have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and could negatively affect the market price of our common stock.
Our corporate documents and Delaware law make a takeover of our company more difficult, which could prevent certain changes in control and limit the market price of our common stock.

Our charter and by-laws and Section 203 of the Delaware General Corporation Law contain provisions that could enable our management to resist a takeover of our company. These provisions could discourage, delay, or prevent a change in the control of our company or a change in our management. They could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors are willing to pay in the future for shares of our common stock. Some provisions in our charter and by-laws could deter third parties from acquiring us, which could limit the market price of our common stock.
We do not intend to pay dividends on our common stock in the foreseeable future.
We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Accordingly, investors are not likely to receive any dividends on their common stock in the foreseeable future, and their ability to achieve a return on their investment will therefore depend on appreciation in the price of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2007, we issued an aggregate of 806 shares of common stock pursuant to the exercise of stock options for cash consideration with aggregate exercise proceeds of $763. These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act.
Item 4. Submission of Matters to a Vote of Security Holders
On August 15, 2007, our stockholders executed a written consent approving an amendment to our charter effecting a 5.681818-for-1 reverse stock split of our common stock. Stockholders holding an aggregate of 48,669,121 shares of stock out of 58,390,316 shares entitled to vote on the matter, including in each case shares of convertible preferred stock (voting with our common stock as a single class on an as-converted basis), executed the written consent in accordance with Section 228 of the Delaware General Corporation Law.

Item 6. Exhibits

			Incorporated by Reference
Exhibit				Filing Date	Exhibit
Number	Description of Exhibit	Filed Herewith	Form	with SEC	Number

3.1	Restated Certificate of Incorporation of the Registrant	X

3.2	Amended and Restated By-Laws of the Registrant		S-1	October 15, 2007	3.4

4.1	Specimen certificate for shares of common stock of the Registrant		S-1	October 15, 2007	4.1

10.1†	2007 Stock Incentive Plan of the Registrant		S-1	October 15, 2007	10.12

10.2†	Form of Incentive Stock Option Agreement under 2007 Stock Incentive Plan of the Registrant		S-1	October 15, 2007	10.13

10.3†	Form of Nonstatutory Stock Option Agreement under 2007 Stock Incentive Plan of the Registrant		S-1	October 15, 2007	10.14

10.4†	Form of Restricted Stock Agreement under 2007 Stock Incentive Plan of the Registrant		S-1	October 15, 2007	10.15

10.5†	Form of Indemnification Agreement entered into (or to be entered into) between the Registrant and each of its executive officers and directors from time to time		S-1	October 15, 2007	10.17

10.6	Compensatory Arrangements with Outside Directors (effective November 13, 2007)	X

10.7	Loan and Security Agreement dated as of July 19, 2007 between Silicon Valley Bank and the Registrant	X

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350	X

†	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of November 14, 2007.

SoundBite Communications, Inc. (Registrant)
By:	/s/ Peter R. Shields
Peter R. Shields
Chief Executive Officer

By:	/s/ Robert C. Leahy
Robert C. Leahy
Chief Financial Officer