Form 10-K
period 2007-12-31
SOUNDBITE COMMUNICATIONS INC
filed 2008-03-14
CIK 1163698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-33790

SoundBite Communications, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-3520763 (I.R.S. Employer Identification Number)
22 Crosby Drive Bedford, Massachusetts (Address of Principal Executive Offices)	01730 (Zip Code)

Registrant’s telephone number, including area code:
(781) 897-2500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered

Common Stock, par value $0.001 per share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

As of February 15, 2008, the aggregate market value of common stock (the only outstanding class of common equity of the registrant) held by nonaffiliates of the registrant was $32.1 million based on a total of 5,965,515 shares of common stock held by nonaffiliates and on a closing price of $5.38 on February 15, 2008 for the common stock as reported on the Nasdaq Global Market. The registrant has provided this information as of February 15, 2008 because its common stock was not publicly traded as of the last business day of its most recently completed second fiscal quarter.

As of February 15, 2008, 15,232,647 shares of common stock were outstanding.

Documents Incorporated by Reference

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2007. Portions of such proxy statement are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this annual report on Form 10-K.

i

Forward-Looking Information

This Annual Report on Form 10-K contains, in addition to historical information, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including information relating to revenues generated from our on-demand AVM service to businesses, governments and other organizations, our efforts to expand our presence in collection agencies and large in-house, or first-party, collection departments, expected increases in cost of revenue, our expected gross margins for future periods, our spending on research and development, our ability to remain competitive and achieve future growth, information with respect to other plans and strategies for our business and factors that may influence our revenue for the fiscal quarter of 2008 and thereafter. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions are intended to identify our forward-looking statements. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties including those described in “Item 1A — Risk Factors” and elsewhere in this annual report and that are otherwise described from time to time in our Securities and Exchange Commission reports filed after this report. The forward-looking statements included in this annual report represent our estimates as of the date of this annual report. We specifically disclaim any obligation to update these forward-looking statements in the future, except as specifically required by law or the rules of the Securities and Exchange Commission. These forward-looking statements should not be relied upon as representing our estimates or views as of any date subsequent to the date of this annual report.

PART I

Item 1.	Business

Overview

SoundBite Communications is a leading provider of on-demand automated voice messaging, or AVM, solutions. Using a web browser, organizations can employ our service to initiate and manage customer contact campaigns for a variety of collections, customer care and marketing processes. Our service is designed to help organizations increase revenues, enhance customer service and retention, and secure payments by improving their customer contact processes. Our service is designed to improve a contact center’s efficiency by increasing the productivity of contact center agents and facilitating the use of “agentless” transactions.

Our service is provided using a multi-tenant architecture, which enables a single customer communications platform to serve all of our clients cost-effectively. To use our service, an organization does not need to invest in or maintain new hardware, pay licensing or maintenance fees for additional software, or hire and manage dedicated information technology staff. As a result, a new client can begin using our service within a few days. We provide our service under a usage-based pricing model, with prices calculated on a per-minute or per-message basis. Because we implement new features, complementary services and service upgrades on our platform, they become part of our service automatically and can benefit all clients immediately. Our secure platform is designed to serve increasing numbers of clients and growing demand from existing clients, enabling the platform to scale reliably and cost-effectively. Clients used our service to place nearly 1.5 billion calls in 2007, and our service currently has the capacity to initiate more than 21 million calls each day.

Since January 1, 2007, our service has been used by more than 200 organizations in a variety of industries, including the collection agencies, financial services, retail, telecommunications and utilities industries. In 2004, we began concentrating our sales and marketing activities on the collection process, and more recently we have targeted third-party collection agencies and debt buyers in the collection agencies industry as well as large in-house, or first-party, collection departments of businesses in other industries. Our sales force focuses on demonstrating the benefits of an on-demand solution and the potential return on investment from the use of our service. Our client base includes 14 of the 20 largest collection agencies in North America.

Industry Background and Trends

Improving the customer contact process is a key strategy by which businesses, governments and other organizations achieve their goals and objectives. Businesses, for example, seek to increase revenue, drive market share and enhance customer relationships by optimizing their customer contact processes. Organizations rely on combinations of in-house and outsourced resources to execute inbound and outbound customer communications campaigns using a variety of channels such as direct mail, e-mail, text messaging, web and voice.

The efficacy and cost-effectiveness of each channel vary dramatically, depending on whether the channel is being used for marketing, customer care or collections. Direct mail is a well-established channel for outbound marketing communications, but is slow, inflexible and relatively expensive. E-mail is an inexpensive and timely channel for customer care, but e-mails may be filtered by a recipient’s “spam” blocking technology or disregarded by a recipient wary of e-mails potentially “phishing” to acquire sensitive information fraudulently. Text messaging has the potential to be an inexpensive channel for some customer care communications, but an organization can reach only those customers who have enabled text messaging and have opted to receive text messages from that organization. The web is a highly interactive, inexpensive channel for marketing and customer care, but is limited to inbound communications. The ubiquity and familiarity of the telephone make it a highly effective medium for all types of customer interactions, but organizations historically have encountered significant challenges in managing the individuals required to execute a telephone campaign.

Inefficiencies of Contact Centers

For most large organizations, in-house or outsourced contact centers are the hub of customer service efforts and are responsible for managing a wide variety of telephone campaigns and other customer communications. Contact centers facilitate both interactive communications, which involve a contact center agent and a customer, and one-way messages, in which an agent leaves a notification on a customer’s answering machine. The use of agents has several inherent drawbacks:

•	Cost. Contact center agents are expensive to hire, train and retain and also require facilities and infrastructure with associated additional expense. Accenture estimated, as of 2006, that the call center industry spends 60% of its annual budget on human resource expenses, including paying from $4,000 to nearly $7,000 to hire and train a new agent.

•	Capacity. A contact center agent can handle only a limited number of calls per hour. In order to maintain service levels during peaks in usage, a contact center must hire additional agents, who are likely to experience significant down time during slower periods.

•	Productivity. Contact center agents routinely spend time unproductively, leaving voice messages, getting a busy signal or no answer, connecting to the wrong individual, or waiting to connect with a customer.

•	Customization. Contact center agents cannot provide the customer-by-customer personalization that an organization might desire for a campaign, and organizations typically are unwilling to incur the agent retraining costs necessary to test alternate approaches either before or during a campaign.

•	Quality. Widely varying levels of agent skill and experience and high rates of turnover make it difficult for a contact center to deliver high quality customer interactions uniformly and consistently. In August 2005 destinationCRM.com estimated that contact centers turnover, on average, 40% of their agents each year.

Organizations have invested in automation technologies such as interactive voice response, or IVR, systems and predictive dialers to improve contact center efficiencies, with varying degrees of success. IVR systems enable an inbound caller to select options from a voice menu and otherwise interact with the phone system. Contact centers generally use IVR systems to identify the service a customer wants, to extract numeric information, and to provide answers to simple questions such as account balances. Although highly static, an IVR enables a contact center to handle a range of predefined interactions without involvement by any contact center agent.

For outbound calls, predictive dialers automatically dial batches of telephone numbers, detect how the calls are answered, and then disengage if the number is busy, if the call is unanswered or, in some circumstances, if the call reaches an answering machine. Predictive dialers improve agent productivity by increasing the percentage of time an agent spends talking and, as a result, increasing the number of calls the agent can handle. Moreover, predictive dialers are capable of delivering consistent one-way communications without agent involvement. Predictive dialers fail, however, to address several of the key limitations faced by contact centers:

•	Cost. Predictive dialers require a significant upfront investment in hardware and software, as well as recurring expenditures for maintenance and, in some cases, dedicated information technology, or IT, staff. A predictive dialer subsequently may need to be upgraded or replaced in order to take advantage of a newly available technology.

•	Capacity. Although predictive dialers increase the number of interactive calls a contact center agent can handle each hour, the number of calls by an agent remains limited. Moreover, the number of one-way messages deliverable by a predictive dialer is limited by the telephony infrastructure of the contact center.

•	Productivity. While predictive dialers automate the dialing process and reduce the idle time of contact center agents, they introduce new drawbacks. Call recipients frequently hang up during the “dialer pause” that occurs while a predictive dialer locates an available agent, and predictive dialers often fail to detect answering machines correctly.

•	Interaction limitations. Predictive dialers do not address the inherent inability of contact center agent interactions to provide organizations with the consistency, customization and uniform quality typically required for an effective campaign.

Emergence of IP-Enabled Contact Centers

The vast majority of predictive dialers have been installed on premise, and they face substantial challenges in responding to technological advances. Most existing predictive dialers will require replacement or significant upgrades before a contact center can address the two key trends currently affecting the contact center industry.

First, organizations are replacing the legacy analog voice infrastructures in their contact centers with Voice over Internet Protocol, or VoIP, telephony, a software-based technology that enables the routing of voice traffic over the Internet or any other IP-based network. Organizations must transition to VoIP in order to realize the reduced costs and other benefits of IP-based communications. VoIP, for example, facilitates easier access to customer interaction information, which allows organizations to extend their customer service functions beyond traditional contact centers.

In addition, organizations have begun to supplement their on-premise contact center staff with remote agents operating from their homes. By employing remote agents, organizations can reduce costs while addressing operational issues such as high real estate costs, depletion of local labor pools, staff retention and the need for multi-lingual staff.

Opportunities for Automated Voice Messaging Solutions

Organizations need a comprehensive solution for automating the outbound communication process. In the past few years, AVM has emerged as a potential solution to the critical issues facing contact centers. Based on our review of third-party reports and other information, we estimate that the market for AVM solutions will increase from $370 million in 2005 to $1.4 billion in 2010, representing a compounded annual growth rate of 30.5%. For an AVM solution to be effective, it must increase contact center efficiencies not only by further increasing the productivity of contact center agents, but also by facilitating “agentless” interactions where appropriate. The AVM solution must be delivered and deployed quickly and cost-effectively in order to meet the fast-changing requirements of the contact center market. It also must have a flexible, robust architecture capable of responding to — and taking advantage of — current and future technological advances and contact center trends.

Our Solution

We believe our use of an on-demand delivery model addresses the growing demand for enterprise and other software that is delivered on a usage basis, rather than purchased or licensed. A May 2006 IDC report, for example, estimates that the market for on-demand software, of which the market for on-demand AVM solutions is a subset, will grow from $2.0 billion in 2005 to $4.6 billion in 2010, a compounded annual growth rate of 18.0%.

Using a web browser, clients use our service to initiate and manage campaigns for a variety of collections, customer care and marketing processes. We assist clients in selecting service features and adopting best practices that will help them make the best use of our service. We selectively offer performance and predictive analytical capabilities to assist clients in improving the design and execution of their campaigns. Our secure platform is designed to scale reliably and cost-effectively. Clients used our service to place nearly 1.5 billion calls in 2007, and our service currently has the capacity to initiate more than 21 million calls each day. We believe our clients achieve a demonstrable return on investment because our service improves their contact center productivity without the need for an investment in hardware or software. Key benefits of our service for clients include:

Lower total cost of ownership.  Our service, unlike an on-premise system, does not require clients to invest in or maintain new hardware, pay licensing or maintenance fees for additional software, or hire and manage dedicated IT staff. In addition, because new features and upgrades are implemented on our platform, they become part of our service automatically and benefit clients immediately.

Improved contact center agent productivity.  Our service improves agent performance by screening wrong parties, answering machines and other non-productive calls, which constitute a majority of outbound calls. As a result, an agent using our service can handle approximately three times as many customer interactions each hour as an agent using a predictive dialer. Agent productivity is further increased as a result of our proprietary algorithm for answering machine detection, which enables our service to determine with 98% accuracy whether a call has been answered by a machine or a person. Our service does not involve any “dialer pause,” and therefore fewer call recipients hang up prior to engaging with an agent.

Enhanced agentless interactions.  Clients can avoid the expense of contact center agents by using our service to automate certain customer interactions. Some interactions are well suited to a structured dialogue that can be predicted and then scripted in advance. Surveys, for example, can be conducted quickly, cost-effectively and consistently without involvement of an agent at any time. Similarly, automated payment of a subscription renewal or overdue credit card payment can be facilitated without agent intervention.

Burstable capacity.  Our service leverages a multi-carrier telephony backbone with the ability to initiate more than 800,000 outbound calls each hour. This capacity enables clients to “burst” extremely large campaigns during short time periods, when customers are most likely to be at home.

Rapid service deployment and campaign modification.  A new client can initiate its first campaign using our service in a period as short as a few days, using only its existing telephony equipment and Internet connections. New clients avoid the delay associated with installing the hardware and software required for an on-premise system. Moreover, clients can modify or enhance existing campaigns quickly through our client management organization or immediately by self service.

Usage-based pricing model.  We provide our service under a usage-based pricing model, with prices calculated on a per-minute or per-message basis. This pricing model limits the risks of adoption of our service by clients, and assures clients that we have a strong incentive to provide expected benefits consistently.

Our Strategy

Our objective is to become the leading global provider of on-demand automated customer contact solutions. To achieve this goal, we are pursuing the following:

Leverage referenceable client base.  Since initiating a sales and marketing program focused on third-party collection agencies in 2004, we have built a client base that includes 14 of the 20 largest collection agencies in North America. We are building on this client base by targeting large in-house, or “first-party,” collection departments in industries such as telecommunications that are characterized by the need for regular interactions with sizeable customer bases. The third-party collection agencies form a base of referenceable clients, whose use of our service influences decisions by first-party collection departments with respect to our platform. Our direct sales force will continue to expand our presence in collection agencies and first-party collection departments, while beginning to leverage our existing first-party relationships with large businesses to facilitate introductions and sales to other functional groups within those businesses.

Exploit on-demand platform.  The on-demand delivery model provides us with opportunities to drive and accelerate revenues while managing our expenses. For example, we can begin generating revenues from a new client in only a few days because our platform enables quick deployment of our service. We believe our platform’s flexibility can help us generate revenues by providing clients with access to complementary services furnished by us or third-party vendors and by offering one or more additional service levels to suit differing client needs. Moreover, our multi-tenant platform supports a large number of clients economically, which allows us to leverage our buying power for telephony and other equipment and services as we add clients.

Broaden service offering.  Our on-demand service is a campaign management solution focused primarily on the voice channel. We will use our platform to introduce additional features and complementary services, which we expect to offer using either a usage-based or subscription pricing model. In 2007 we introduced a payment gateway, added support for event-based notifications and extended our ability to analyze prior customer contacts. We intend to reinforce our technology leadership position by, for example, extending our service to target specific industries and expanding our analytics support.

Aggressively migrate to VoIP.  VoIP telephony is changing the fundamental structure of contact centers by enabling customer service functions to move beyond traditional contact centers to remote contact center agents. Our platform positions us to take advantage of the rapid adoption of VoIP telephony. We currently are transitioning to a VoIP infrastructure that will help us realize the benefits of IP-based communications, including reduced costs and enablement of advanced business communication applications. During 2007, we began converting our existing telecommunications infrastructure to VoIP. As of December 31, 2007, 30% of our physical infrastructure and 15% of our traffic was converted to VoIP. In the longer term, we believe our platform will enable us to take advantage of the disintermediation of on-premise contact center technology enabled by VoIP telephony.

Selectively pursue strategic acquisitions and relationships.  To complement and accelerate our internal growth, we may pursue acquisitions of businesses, technologies and products that will expand the feature set of our service, provide access to new markets or clients, or otherwise complement our existing operations. We also may seek to expand our service offerings by entering into business relationships involving preferred or exclusive licenses, additional distribution channels, investments in other enterprises, joint ventures, or similar arrangements.

Our On-Demand Service

Clients use our service to create and manage campaigns for a variety of collections, customer care and marketing processes. A campaign is a series of communications with a targeted group of customers, typically for a defined period of time. The targeted group is identified by a contact list containing customer-specific attributes, including first and last names, telephone numbers, e-mail addresses, and other information specific to the campaign such as amounts owed. A campaign often encompasses multiple passes through the contact list. Campaigns can be conducted using contact center agents or on an agentless basis. For an AVM solution to be effective, it must increase contact center efficiencies not only by further increasing agent productivity, but also by facilitating agentless interactions where appropriate. Sample campaigns include:

Collections	Marketing	Customer Care

• Payment reminders	• Credit card activations	• Contract and subscription renewals
• Early-stage collections	• Surveys	• Delivery notifications
• Contingent collections	• Welcome calls	• Scheduled service outages

We provide our service under a usage-based pricing model. As a result, clients pay only for the services they have used. Prices are calculated on a per-message or, more typically, per-minute basis. We will use our platform to introduce additional features and complementary services, which we expect to offer using either a usage-based or subscription pricing model. We may determine to offer one or more additional service levels to suit differing client needs.

The following diagram illustrates the key elements of the customer contact platform we use to provide our service:

CUSTOMER CONTACT PLATFORM

Secure Web and Data Integration Interfaces.  Most clients access our service using a web browser. Our Secure Web User Interface enables clients to upload contact lists, initiate and manage campaigns, and generate near real-time customized reports. All of our platform features can be accessed through this secure, easy-to-use interface, which makes our service available to clients on a self service basis. Data, such as contact list information, also can be uploaded and accessed through our Secure Data Integration Interface, which enables clients to load information directly from their collection management or customer relationship management system. Once a campaign is completed, the interface enables the results to be loaded directly back into the client’s system.

Core Components.  Our platform includes the following core components, each of which can be accessed via the web or by integrating a client’s collection management or customer relationship management system with our platform.

List Management manages the importing and accessing of a client’s contact list. This component also manages contact suppression, which removes one or more contacts from a campaign either before the campaign begins or while the campaign is progressing. Contacts may be suppressed because, for example, a customer previously expressed a preference not to receive the proposed type of communication or a recipient takes the requested action before all of the passes within a campaign are completed.

Script Interaction tests and manages any number of contact scripts to be used to determine the content during customer interactions. In a telephone call, for example, a script specifies the sequence of audio prompts that are played and what happens when the recipient takes certain actions, such as pressing a button on the telephone or saying “yes.” Individual customer interactions are supported by our flexible scripting language and personalized messaging. Scripts can be readily modified and repurposed over time. Our personalized voice messages use professional voice talents or text-to-speech technology to insert customer-specific information into an interaction. This component supports the following activities:

•	Automated Right-Party Verification enables the identity of a customer to be verified without contact center agent involvement by, for example, having a recipient enter his or her billing zip code.

•	Direct Connect to Contact Center allows a recipient to connect directly to a contact center in order to speak with a contact center agent.

•	Campaign Strategy defines the frequency and nature of the customer interactions to be employed to achieve the goals of a campaign. This component includes the following features:

•	Multi-Pass Campaigns are multiple overlapping passes through a contact list determined in accordance with client-defined parameters and intended to maximize contact list penetration and response rates.

•	Call Pass Escalation defines the conditions in which our service moves to a different phone number or e-mail address within a contact pass.

•	Contact Ordering prioritizes contacts based on client-specified criteria, such as the amount owed, or on the likelihood that customers will be reached at a particular time.

For campaigns involving contact center agents, Agent Management manages the routing of qualified customers to agents and seeks to maximize the usage of agents’ time while minimizing customers’ wait time. This component includes the following features:

•	AutoManage monitors and controls campaign performance to adjust the pace of outgoing calls to balance the flow of calls to the contact center. Based on our proprietary algorithm, adjustments are made based on factors such as contact center agent availability, average talk time and average hold times.

•	Call Forecasting provides continuously refreshed data concerning current and anticipated future contact attempts that contact center managers can use for contact center agent resource planning.

•	Contact Center Reports are available in near real-time and provide details on customer interactions with contact centers, including ring time, waiting time and talk time.

Compliance Management provides a client with the ability to define a set of rules to control when a customer is contacted based on the location of the recipient. The location is determined based on the phone number being contacted. This enterprise-level facility enables clients to establish and maintain their compliance policies within the SoundBite platform.

Reporting and Analytics produces reports, in a variety of formats, exported at any time during or after a campaign. We offer flexible report formatting, scheduling and delivery options. Reports typically contain details regarding contact attempts and outcomes. Reports are available for a specific campaign, or for all of the campaigns of a department, group or other client account. This component also includes performance analytics capabilities to assist clients in improving the design and execution of their campaigns. For example, a client might determine, based on our analysis of campaign data, that the client’s next campaign should be executed at a different time of day or should be targeted to wireless, rather than wireline, customers. We are continuing to enhance our analytics capabilities using advanced statistical techniques and predictive modeling.

Enterprise Management provides a client with the ability to manage, using a single control panel, all campaigns in any of the client’s accounts. Accounts and privileges can be created and customized at the enterprise level for greater security. This component allows a client to share interaction scripts and suppression lists across the client’s entire enterprise. In addition, reports covering all of a client’s accounts can be provided on an enterprise-wide basis.

Security.  Our platform includes a number of security practices designed to keep customer data safe and confidential, such as encryption of sensitive data, secure transmission, audit trails, non-shared accounts, need-to-know access policies and formal incident response. In addition, clients can elect to use supplemental security features such as e-mail and FTP address restrictions for report deliveries and encryption of reports.

We have instituted periodic internal and third-party reviews of our security structure, including an annual voluntary external Type II audit of our IT-related control activities under Statement on Auditing Standards No. 70, Reports on the Processing of Transactions by Service Organizations. A Type II audit, as of September 30, 2007, resulted in an unqualified opinion for our control environment. An unqualified opinion is the highest designation given and indicates that each of the control objectives specified by the service organization was met without any significant exception or deficiency.

In August, 2007, we became a Payment Card Industry Data Security Standard, or PCI/DSS, compliant Service Provider (Level 3), which enables us to work more closely and exchange more data with banks and credit card companies.

Delivery Channels.  Our on-demand service is a multi-channel solution. To date, we have focused principally on designing and implementing features that support the use of our service for the voice channel. Our service supports the delivery of both outbound and inbound voice communications. The outbound voice channel can be used for either a contact center agent-assisted or agentless campaign. The inbound voice channel is primarily used in support of an outbound campaign, as in the case of a callback number, or as part of an inbound-only agentless campaign supported by an IVR interaction. Our service supports both text- and HTML-based e-mail.

Complementary Services.  We offer clients a number of supplemental complementary services accessed through our on-demand platform, including Payment services that facilitate the automation of the entire payment process, Append services that allow clients to augment their contact lists with additional information, and Contact Strategy services that analyze clients’ historical campaigns and recommend new contact strategies. Some complementary services, including Payment and Append, incorporate back-office functionality provided by a third party. We intend to develop additional complementary services that will be offered for an incremental fee, based on either a usage-based or subscription pricing model.

Our Client Management Services

Our client management organization assists clients in selecting service features and adopting best practices that will help the clients make the best use of our service. The organization provides varying levels of support, from managing an entire campaign to supporting self-service clients. It offers a range of services that includes script development, campaign strategy, professional voice talent recording, custom reporting and detailed analysis of campaign results. At December 31, 2007, our client management organization had 42 employees.

Our client management organization consists of three principal teams:

Implementation, Training and General Help Desk members provide implementation services, including detailed user training, test setup and measurement design, script development, voice talent recording, and all aspects of file and data transfer before and after campaigns. The team provides our clients with training both initially and on a continuing basis, so they can use our service more effectively and efficiently. Our help desk is available around-the-clock to provide immediate support to clients.

Solutions Consulting members build and maintain a library of best practices based upon experience gained in helping design and optimize campaigns. The team also works directly with prospects and customers to determine the most appropriate use of our platform in the client’s business. Demonstrations of our platform are used to highlight features and functionality available in current and future releases.

Customer Analytics members consult with selected clients to provide advanced reporting and data analysis for their organizations. The team provides performance and predictive analytics capabilities to assist clients in improving their campaign and contact center results.

Business Segments and Geographic Information

We manage our operations on a consolidated, single segment basis for purposes of assessing performance and making operating decisions. Accordingly, we have only one reporting segment. Organizations in the United States accounted for substantially all of our revenues in each of 2007, 2006 and 2005.

Clients

Since January 1, 2007, our service has been used by more than 200 organizations in the collection agencies, financial services, retail, telecommunications and utilities industries. Our clients are located principally in the United States, with a limited number located in Canada and the United Kingdom.

In 2004 we initiated a sales and marketing program focused on third-party collection agencies, which depend on voice messaging and other customer contact methods to drive revenues and are receptive to testing and deploying new contact technologies. Since that time, we have built a client base that includes 14 of the 20 largest collection agencies in North America. More recently, we have begun to build on this referenceable client base to target large in-house, or “first-party,” collection departments in industries, such as telecommunications, characterized by the need for regular interactions with large customer bases. We provide our service under a usage-based pricing model, and our pricing agreements with clients, including our third-party collection agency clients, do not require minimum levels of usage or payments.

NCO Group, a provider of business process outsourcing services, accounted for more than 10% of our revenues in each of 2007, 2006 and 2005. Afni, Inc., a provider of customer interaction solutions, accounted for more than 10% of our revenues in each of 2006 and 2005, and T-Mobile USA, Inc. accounted for more than 10% of our revenues in 2007. None of these clients accounted for 20% or more of our revenues in any year.

Sales and Marketing

We sell our service through our direct sales force. As of December 31, 2007, our direct sales force consisted of 26 employees located at our headquarters in Bedford, Massachusetts, elsewhere in the United States, and in Canada. Our relationships with resellers accounted for an aggregate of less than 5% of our revenues in each of 2007, 2006 and 2005.

Sales leads are generated through cold calling, client and other referrals, and a variety of marketing programs. Once a lead is qualified, the typical sales process involves a web-based or in-person presentation and demonstration, together with pre-sales support from our client management organization. These presentations typically focus on explaining the benefits of our service, including the speed with which the service can be deployed, and demonstrating the potential return on investment from the use of our service. We encourage prospective clients to engage in a pilot campaign to evaluate the efficacy of our service.

Our marketing communications and programs strategy has been designed to increase awareness of our service, generate qualified sales leads and expand relationships with existing clients. We reinforce our brand identity through our website and public relations, which are intended to build market awareness of our company as a leader of on-demand customer communications solutions. We host regional user meetings and regular educational webinars, and we participate in industry events and associations. We distribute quarterly newsletters and other written communications to prospective and existing clients by e-mail and direct mail campaigns. At December 31, 2007, our marketing group had 13 employees.

Technology, Development and Operations

Technology

We launched our first multi-tenant on-demand service in 2000. Our service is provided through a secure, scalable platform written primarily in Java using the Java 2 Enterprise Edition, or J2EE, development framework. We use a combination of proprietary and commercially available software, including the Apache web server, the BEA WebLogic application server, Nuance text-to-speech and automated speech recognition software, and the Oracle database. The software runs on a combination of Linux and Microsoft Windows servers. We also use commercially available hardware, including NMS Communications telephony cards and NexTone session border controllers.

Our service manages clients as separate tenants within our platform. As a result, we amortize the cost of delivering our service across our entire client base. In addition, because we do not have to manage thousands of distinct applications with their own business logic and database schemas, we believe that we can scale our solution faster than traditional predictive dialers, even those that have modified their products to be accessible over the Internet.

Our service enables clients to import and access data independent of format and to customize the script interaction and reporting output of their campaigns. The web user interface of our platform can be customized for a client that wishes to have a specific “look and feel” across its enterprise.

Research and Development

Our research and development organization is responsible for improving, enhancing and augmenting our on-demand platform, as well as developing new features, complementary services and other new offerings. The organization also is responsible for performing platform functionality and load testing, as well as quality assurance activities. The organization currently is working on a number of opportunities, including work related to analytics, campaign management, new channels and complementary services. At December 31, 2007, our research and development organization had 33 employees.

Our research and development expenses totaled $3.9 million in 2007, $3.5 million in 2006 and $2.1 million in 2005.

Operations

We serve our clients from three third-party hosting facilities located in Ashburn, Virginia, Somerville, Massachusetts and Toronto, Canada. All facilities provide around-the-clock security personnel, video surveillance and biometric access screening, and are serviced by on-site electrical generators and fire detection and suppression systems. We maintain insurance policies covering substantially all of the assets deployed at our hosting facilities. For information regarding the facility locations, operators and agreement terms, see “Item 2 — Properties”.

Both US facilities have multiple Tier 1 interconnects to the Internet and are connected by a SONET loop. Our Canadian facility is strategically located to allow us direct access to a number of telecommunication providers. We have multiple telecommunication providers for voice termination, including Global Crossing, MCI, Level 3 and Qwest. We have selected our mix of telecommunications carriers to limit service interruption, even in the event of a localized loss of a major provider. We believe we can maintain access to our service, with prioritized call capacity, within a limited interruption window, although we have not experienced or comprehensively tested a full failover of any of our facilities.

We own all the hardware deployed in support of our platform. We continuously monitor the performance and availability of our service. We designed our service infrastructure using load-balanced web server pools, redundant interconnected network switches and firewalls, replicated database servers, clustered application servers, and fault-tolerant storage devices. Production databases are backed up on a regular basis to ensure transactional integrity and restoration capability. During 2007, we began converting our existing telecommunications infrastructure to VoIP. As of December 31, 2007, 30% of our physical infrastructure and 15% of our traffic was converted to VoIP.

We have deployed a security infrastructure that includes firewalls, intrusion prevention and detection, and IPSEC, PGP and TLS data and network security protection. We have instituted periodic internal and third-party reviews of our security infrastructure, including an annual voluntary external Type II audit under Statement on Auditing Standards No. 70. In August 2007, we became a PCI/DSS compliant Service Provider (Level 3), which enables us to work more closely and exchange more data with banks and credit card companies.

We have service level agreements or arrangements with a small number of clients under which we warrant certain levels of system reliability and performance. If we fail to meet those levels, those clients are entitled to either receive credits or terminate their agreements with us. We did not provide any such credits, and no client terminated its agreement with us, in 2007, 2006 or 2005 pursuant to any service level provision.

At December 31, 2007, our operations organization had 9 employees.

Competition

To date, we have offered our on-demand service primarily for use in AVM campaigns. The market for AVM solutions is intensely competitive, changing rapidly and fragmented. The following summarizes the principal products and services that compete with our service.

Predictive Dialers

Our service competes with on-premise predictive dialers from established vendors such as Aspect and Avaya as well as a number of smaller vendors. Our service competes with on-premise predictive dialers on the basis of both available features and delivery model, including:

•	breadth of features;

•	speed of deployment;

•	capital investment required;

•	pricing model for customers; and

•	capacity, including burstability.

A number of predictive dialer vendors offer forms of hosted solutions, which we believe are typically services in which predictive dialers are hosted by first-generation application service providers, or ASPs, rather than on a multi-tenant on-demand basis. We believe these ASP-hosted services are deployed on individual servers and application infrastructures, using dedicated predictive dialers. We compete with ASP-hosted predictive dialer services on the same basis as on-premise predictive dialers, except that deployment speed and required capital investment are less significant in differentiating our service from these ASP-hosted services.

Predictive dialers have been the basic method of AVM contact for the last two decades, and the vast majority of telephony customer contact today is completed using predictive dialer technology. Many organizations are likely to continue using on-premise predictive dialers that have been purchased and are still operative, despite the availability of new features and functionality in our service or in other AVM solutions. In addition, the on-demand service delivery model is relatively new, and many organizations have not yet fully adopted or accepted this delivery model.

Some vendors of predictive dialers, particularly Aspect and Avaya, have significantly greater financial, technical, marketing, service and other resources than we have. Many of these vendors also have larger installed client bases and longer operating histories. Competitors with greater financial resources may be able to offer lower prices, additional products or services, or other incentives that we cannot match or offer. These competitors may be in a stronger position to respond quickly to new technologies and may be able to undertake more extensive marketing campaigns.

Hosted AVM Solutions

Our service also competes with a number of hosted AVM solutions. Most vendors of hosted AVM solutions focus on providing a basic service with limited features and compete principally on the basis of price. These vendors consist principally of a number of relatively small, privately held companies and a small number of larger, multi-product line companies such as Premier Global. We compete with these vendors on the basis of the following:

•	price;

•	return on investment;

•	breadth of features;

•	brand awareness based on referenceable customer base; and

•	security and reliability.

Some of these vendors deliver their AVM services on an ASP model, using dedicated hardware and telephony equipment. We compete with these vendors based on the attributes of our multi-tenant on-demand delivery model, as described above with respect to ASP-hosted predictive dialer services.

We also compete directly with a small number of vendors who deliver AVM services on an on-demand delivery model similar to ours. These vendors focus on providing hosted AVM services with a broader array of features, such as advanced reporting capabilities and supporting professional services. These vendors generally compete on the basis of return on investment and features, rather than price, and focus their principal selling efforts on differing groups of industries. We compete with these vendors based on the flexibility of our usage-based pricing model, the analytical capabilities of our platform and our referenceable client base. We are aware of fewer than twenty privately held vendors that deliver AVM services on an on-demand delivery basis. We believe, based on market information available to us, that we are one of the two largest such vendors, based on revenue. One of these vendors, Varolii Corporation, filed a registration statement for an initial public offering of its common stock in September 2007.

In the past few years, there have been a number of new entrants in the hosted AVM services market. Most of these new entrants offer basic, price-oriented AVM services hosted on an ASP model. There are significant barriers to entry for potential competitors seeking to offer more fully featured hosted AVM services. We believe that companies wishing to target this portion of the market may seek to acquire existing vendors. West Corporation, a provider of outsourced communications services, acquired CenterPost Communications, a provider of enterprise multi-channel solutions for automating customer communications in February 2007 and acquired TeleVox Software, a provider of communication and automated messaging services to the healthcare industry, in March 2007. It is likely any such acquiring companies would have greater financial, technical, marketing, service and other resources than we have and may be able to offer lower prices, additional products or services, or other incentives that we cannot match or offer.

Intellectual Property

Our success will depend in part on our ability to protect our intellectual property and to avoid infringement of the intellectual property of third parties. We rely on a combination of trade secret laws, trademarks and copyrights in the United States and other jurisdictions, as well as contractual provisions and licenses, to protect our proprietary rights and brands. We cannot, however, be sure that steps we take to protect our proprietary rights will prevent misappropriation of our intellectual property.

We have adopted a strategy of seeking limited patent protection with respect to the technologies used in or relating to our products. We have three issued U.S. patents, which relate to: (a) a voice message delivery method and system (patent number US 6,785,363 B3) that was issued in August 2004 and will expire in January 2021; (b) an address book for a voice message delivery method and system (patent number US 6,829,331 B2) that was issued in December 2004 and will expire in January 2022; and (c) answering machine detection for voice message delivery and system (patent number US 7,054,419) that was issued in May 2006 and will expire in April 2021. We have one pending U.S. patent application relating to a method and system for managing interactive communications campaigns (application number 11/336,151). The intellectual property covered by our issued patents is not key to the operation of our business as currently conducted or proposed to be conducted. We evaluate ideas and inventions for patent protection with a team of engineers, product managers and internal counsel, in consultation with our outside patent counsel. We expect to file additional patent applications in the ordinary conduct of our business.

“SoundBite” is our sole registered service mark in the United States. We have unregistered trademarks and service marks identifying certain service offerings. None of our unregistered trademarks and service marks is material to our business. We seek to protect our source code for our platform, as well as documentation and other written materials, under trade secret and copyright laws.

We may not receive competitive advantages from the rights granted under our intellectual property rights. Others may develop technologies that are similar or superior to our proprietary technologies or duplicate our proprietary technologies. Our pending and any future patent applications may not be issued with the scope of claims sought by us, if at all, or the scope of claims we are seeking may not be sufficiently broad to protect our proprietary technologies. Our issued patents and any future patents we are granted may be circumvented, blocked, licensed to others or challenged as to inventorship, ownership, scope, validity or enforceability. It is possible that literature we may be advised of by third parties in the future could negatively affect the scope or enforceability of any patent. If our issued patents, any future patent we are granted, our current or any future patent application, or our service is found to conflict with any patents held by third parties, we could be prevented from selling our service, any current or future patent may be declared invalid, or our current or any future patent application may not result in an issued patent. In addition, in foreign countries, we may not receive effective patent and trademark protection. We may be required to initiate litigation in order to enforce any patents issued to us, or to determine the scope or validity of a third party’s patent or other proprietary rights. In addition, in the future we may be subject to lawsuits by third parties seeking to enforce their own intellectual property rights, as described in “Risk Factors — Our product development efforts could be constrained by the intellectual property of others, and we could be subject to claims of intellectual property infringement, which could be costly and time-consuming.”

We seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute nondisclosure and assignment of intellectual property agreements and by restricting access to our source code. Other parties may not comply with the terms of their agreements with us, and we may not be able to enforce our rights adequately against these parties.

Our service offering incorporates technology licensed from third-party providers. If these providers were no longer to allow us to use these technologies for any reason, we would be required to:

•	identify, license and integrate equivalent technology from another source;

•	rewrite the technology ourselves; or

•	rewrite portions of our source code to accommodate the change or no longer use the technology.

Any one of these outcomes could delay further sales of our service, impair the functionality of our service, delay the introduction of new features and complementary services, result in our substituting inferior or more costly technologies, or injure our reputation. In addition, we may be required to license additional technology from third parties, and we cannot assure you that we could license that technology on commercially reasonable terms or at all. Because of the relative immateriality of this third-party licensed technology as well as the availability of alternative equivalent technology, we do not expect that our inability to license this technology in the future would have a material effect on our business or operating results.

Government Regulation

Our business operations are affected, directly or indirectly, by a wide range of U.S. federal and state laws and regulations that restrict customer communications activities using our service, our handling of information and other aspects of our business. On the U.S. federal level, for example, regulatory measures include:

•	the Fair Debt Collection Practices Act, which regulates the timing and content of debt collection communications;

•	the Telephone Consumer Protection Act, which restricts the circumstances under which automated telephone dialing systems and artificial or prerecorded messages may be used to contact wireless telephone numbers;

•	Federal Trade Commission and Federal Communications Commission telemarketing regulations, which have been promulgated under the authority of the Telemarketing and Consumer Fraud and Abuse Prevention Act and the Telephone Consumer Protection Act and which restrict the timing, content and manner of telemarketing calls, including the use of automated dialing systems, predictive dialing techniques, and artificial or prerecorded voice messages;

•	the Gramm-Leach-Bliley Act, which regulates the disclosure of consumer nonpublic personal information received from our financial institution clients and requires those clients to impose administrative, technical, and physical data security measures in their contracts with us; and

•	the Fair Credit Reporting Act, which defines permissible uses of consumer information furnished to or obtained from consumer reporting agencies.

Many states and state agencies have also adopted and promulgated laws and regulations governing debt collection, contact with wireless telephone numbers, telemarketing, and data privacy. These laws and regulations may, in certain cases, impose restrictions that are more stringent than the federal measures discussed above. To date, our employees have performed a significant portion of our activities in complying with U.S. federal and state laws and regulations and we have not incurred material out-of-pocket compliance costs.

Our foreign business operations are, or may be, affected by foreign laws and regulations. For example, our current telemarketing activities in the United Kingdom are subject to a comprehensive telemarketing regulation, which includes a prohibition on calls to numbers on the UK’s national do-not-call registry, the Telephone Preference Service. Canada has also decided to establish a similar national do-not-call registry to be implemented by September 30, 2008. Furthermore, we may in the future determine to commence or expand our operations to other countries, and these countries may have laws or regulations comparable to or more stringent than those affecting our domestic business.

Our business, operating results and reputation may be significantly harmed if we violate, or are alleged to violate, U.S. federal, state or foreign laws or rules covering customer communications. In the pricing agreements they enter into with us, our clients typically agree to comply in all material respects with all applicable legal and regulatory requirements relating to their use of our service. We cannot be certain, however, that our clients comply with these obligations, and typically we cannot verify whether clients are complying with their obligations. Violations by our clients may subject us to costly legal proceedings and if we are found to be wholly or partially responsible for such violations, may subject us to damages, fines or other penalties. For a further description of some of the governmental regulations that may affect our business operations, see “Item 1A — Risk Factors — Risks Related to Regulation of Use of Our Service.”

Employees

As of December 31, 2007, we had a total of 142 employees, consisting of 39 employees in sales and marketing, 33 employees in research and development, 42 employees in client management, 9 employees in operations, and 19 employees in general and administrative. All of the employees were based in the United States, except for 1 employee based in Toronto, Canada. A total of 127 of our employees as of December 31, 2007 were based at our headquarters in Bedford, Massachusetts.

From time to time we also employ independent contractors and temporary employees to support our operations. None of our employees are subject to collective bargaining agreements. We have never experienced a work stoppage and believe that our relations with our employees are good.

Our History

We were founded in Delaware in April 2000. Our principal executive offices are located at 22 Crosby Drive, Bedford, Massachusetts 01730, and our telephone number is (781) 897-2500. Our website address is www.soundbite.com. We are not, however, including the information contained on our website, or information that may be accessed through links on our website, as part of, or incorporating it by reference into, this annual report on Form 10-K.

SoundBite is our registered service mark in the United States. All other trademarks, trade names and service marks appearing in this prospectus are the property of their respective owners.

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

In recent years, we have focused our sales and marketing activities on the collection process, and have targeted collection agencies and debt buyers in the collection agencies industry as well as large in-house collection departments of businesses in other industries. Revenues from these collection businesses represented 83% of our revenues 2007, 80% of our revenues in 2006 and 67% of our revenues in 2005. We expect that revenues from the collection businesses will continue to account for a substantial part of our revenues for the foreseeable future.

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

Moreover, two clients accounted for a total of 29% of our revenues in 2007, 26% of our revenues in 2006 and 32% of our revenues in 2005. These clients are either in the collection agencies industry or are large in-house collection departments of businesses in other industries. In addition to the risks associated with collections businesses in general, our business, financial condition and operating results would be negatively affected if these clients were to significantly decrease the extent to which they use our service.

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

In delivering our service, we rely upon a combination of hosting providers, telecommunication carriers and data carriers. We serve our clients from three third-party hosting facilities. One facility is located in Ashburn, Virginia, and is owned by Equinix and operated by InterNap under an agreement that expires in October 2008. Another facility is located in Somerville, Massachusetts, and is owned and operated by InterNap under an agreement that expires in November 2008. Our third facility is located in Toronto, Canada and is owned and operated by Pier 1 Network Enterprises under an agreement that expires in August 2008. If we are unable to renew these agreements on commercially reasonable terms following their termination, we will need to incur significant expense to relocate our data center or agree to the terms demanded by the hosting provider, either of which could harm our business, financial position and operating results.

As of December 31, 2007, our clients’ campaigns were handled through a mix of telecommunication carriers and data carriers. We rely on these carriers to handle millions of customer contacts each day. We have contracts with these carriers that can be terminated by either party at the end of the contract term upon written notice delivered by either party a specified number of days before the end of the term. In addition, we can terminate the contracts at any time upon written notice delivered a specified number of days in advance, subject to the payment of specified termination charges. If a contract is terminated, we might be unable to obtain pricing on similar terms from another carrier, which would affect our gross margins and other operating results.

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

All of our clients access and use our AVM service on an on-demand basis. Our success will depend to a substantial extent on the willingness of organizations to increase their use of an on-demand delivery model for enterprise applications in general and for AVM services in particular. Many organizations have invested substantial financial and personnel resources to integrate traditional enterprise software and associated hardware into their businesses, and they might be reluctant or unwilling to migrate to an on-demand delivery model. Market acceptance of our on-demand delivery model for AVM services also might be limited by numerous other factors, including:

•	the security capabilities and reliability of our on-demand service;

•	reluctance by organizations to trust third parties to store and manage critical customer data;

•	our ability to continue to achieve and maintain high levels of client satisfaction;

•	the level of customization we offer;

•	our ability to meet the needs of broader segments of the customer contact market;

•	a substantial decrease in the cost of hardware and software necessary for organizations to maintain their customer contact technology in-house; and

•	adverse publicity about us, our service or on-demand AVM services in general, whether based on poor performance by us or our competitors or on third-party reviews and industry analyst reports.

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

To date, we have focused our sales and marketing efforts principally on organizations located in the United States. Organizations in the United States accounted for substantially all of our revenues in each of 2007, 2006 and 2005. We may determine to commence operations in one or more other countries. Those operations would be subject to a number of risks and potential costs, including:

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

We could fail to address one or more of these risks successfully. In addition, due to our relatively limited history, any historical operating, financial or business information relating to our operations might not be indicative of future results. We incurred a net loss in 2006, and we cannot assure you that we will be able to generate net income in the current or any future fiscal year or quarter or that we will be able to forecast accurately our operating results for any future fiscal year or quarter.

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

As of December 31, 2007, we had net operating loss carryforwards of $17.0 million for U.S. federal tax purposes and an additional $6.4 million for state tax purposes. These loss carryforwards expire between 2008 and 2027. To the extent available, we intend to use these net operating loss carryforwards to reduce the corporate income tax liability associated with our operations. Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. We believe that ownership changes occurred in 2000 and 2001 and may potentially reduce our net operating loss carryforwards by $6.8 million. Our ability to utilize net operating loss carryforwards may be limited by the issuance of common stock in our initial public offering. To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

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

Revenues from clients in the collection agencies industry and large in-house, or first-party, collection departments represented 83% of our revenues in 2007, 80% of our revenues in 2006 and 67% of our revenues in 2005. These clients’ use of our service is affected by an array of complex federal and state laws and regulations. The U.S. Fair Debt Collection Practices Act, or FDCPA, limits debt collection communications by clients in the collection agencies industry, including third parties retained by creditors. For example, the FDCPA prohibits abusive, deceptive and other improper debt collection practices, restricts the timing and content of communications regarding a debt or a debtor’s location, and allows consumers to opt out of receiving debt collection communications. In general, the FDCPA also prohibits the use of debt collection calls to cause debtors to incur more debt. Many states impose additional requirements on debt collection communications, including limits on the frequency of debt collection calls, and some of those requirements may be more stringent than the comparable federal requirements. Moreover, regulations governing debt collection calls are subject to changing interpretations that may be inconsistent among different jurisdictions. Our business, financial position and operating results could be substantially harmed by the adoption or interpretation of U.S. federal or state laws or regulations that make our service either unavailable or less attractive for debt collection communications by existing and potential clients.

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

In addition, FCC and FTC regulations restrict the use of automatic telephone dialing systems, predictive dialing techniques, and artificial or prerecorded voice messages for a wide variety of purposes, including telemarketing calls. In particular, those regulations prohibit an organization from using artificial or prerecorded voice messages in a telemarketing call unless the organization has an established business relationship, or EBR, with the recipient. We cannot ensure that, in using our service for a campaign, a client removes from its contact list the names of all persons with whom the client does not have an EBR or that the client properly interprets and applies the EBR exemption. If clients use our service to place unauthorized calls or in a manner that otherwise violates EBR restrictions, U.S. federal or state authorities may seek to subject us to substantial regulatory fines or other penalties, even if the violation did not result from a failure of our screening mechanisms. In October 2006, the FTC requested public comments on a proposal that would have eliminated the EBR exemption, thereby broadening the restrictions on automated telemarketing calls. In December 2006, the FTC announced that it would postpone any implementation of the proposal and, to date, has taken no further action on it. We are unable to predict whether, or when, the FTC may determine to implement such proposal. If the FTC implements the proposal, or if it otherwise narrows or repeals the EBR exemptions, our operating results could be adversely affected and our future growth prospects could be severely harmed.

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

For example, our current telemarketing activities in the United Kingdom are affected by a comprehensive telemarketing regulation, including a prohibition on calls to numbers on the UK’s national do-not-call registry, the Telephone Preference Service. Canada has also decided to establish a similar national do-not-call registry to be implemented by September 30, 2008. The Canadian Radio-Television and Telecommunications Commission, or CRTC, already requires telemarketers to maintain their own do-not-call lists, and the CRTC prohibits the use of automatic dialing and announcing devices for solicitations except in limited circumstances.

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

Risks Related to Ownership of Our Common Stock

Because our common stock has been traded publicly only for a limited time and our stock price might be volatile, investors might lose some or all of their investments.

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

As of December 31, 2007, our executive officers, directors and their affiliated entities, in the aggregate, beneficially owned 56.8% of our outstanding common stock. In particular, affiliates of North Bridge Ventures Partners, including James A. Goldstein, one of our directors, in the aggregate, beneficially owned 31.1% of our outstanding common stock. Our executive officers, directors and their affiliated entities, if acting together, are able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. These stockholders may have interests that differ from those of other investors, and they might vote in a way with which other investors disagree. The concentration of ownership of our common stock could have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and could negatively affect the market price of our common stock.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.	Properties

In May 2007 we entered into a lease for 37,000 square feet of office space for our headquarters in Bedford, Massachusetts. The term of the lease commenced as of September 17, 2007 and will expire in September 2013. We have the option to extend the lease term through September 2018. We also have two lease agreements relating to our former corporate headquarters facilities in Burlington, Massachusetts. Each of these leases expires in May 2008. We vacated these premises in September 2007.

In addition, we serve our clients from three third-party hosting facilities as follows:

Location	Owner	Operator	Date Agreement Expires

Ashburn, VA	Equinix	InterNap	October 2008
Somerville, MA	InterNap	InterNap	November 2008
Toronto, Canada	Pier 1 Network	Pier 1 Network	August 2008
	Enterprises	Enterprises

Item 3.	Legal Proceedings

On October 17, 2007, our counsel and counsel for the underwriters of our initial public offering received a letter on behalf of Universal Recovery Systems, Inc., or URS, alleging that our on-demand AVM solution (a) may be in violation of specified patents owned by URS and (b) would be in violation of U.S. patent claims filed by URS in May 2007 in a pending patent application. The letter stated that URS would consider selling to us the referenced patents and patent application, which generally relate to specified methodologies for right-party contact telephone systems, prior to the completion of our initial public offering. The letter also stated that URS would wait until October 24, 2007 before making a similar offer to one of our competitors. On October 19, 2007, we filed a lawsuit in the federal district court in Massachusetts in which we requested (a) a declaration that we do not infringe any valid and enforceable claim of any of the existing U.S. patents specified in the URS letter and (b) a judgment that URS and its affiliate Blake Rice improperly interfered with our business, including our initial public offering. On October 23, 2007, URS filed a Statement of Non-Liability in the lawsuit, by which URS and Blake Rice covenant not to assert any claim of patent infringement against us (or any of our controlled affiliates, customers or authorized users) under such existing U.S. patents with respect to our on-demand AVM products currently or previously marketed or sold in the United States. URS’s Statement of Non-Liability does not address the claims of URS with respect to the specified U.S. patent application or two U.K. patents specified in the URS letter. In response to URS’ filing of the Statement of Non-Liability, we withdrew our request for declaratory judgment with respect to the existing U.S. patents specified in the URS letter and we added a claim under the Massachusetts Consumer Protection Act alleging unfair and deceptive acts and practices by URS in connection with the URS letter.

On November 5, 2007, URS filed an Amended Motion to Dismiss, asserting that the U.S. District Court for the District of Massachusetts lacked subject matter and personal jurisdiction over this matter and that we failed to state a cognizable claim. We opposed the motion to dismiss. The Court held a hearing on November 27, 2007, at which it denied URS’s Amended Motion to Dismiss, set a schedule for pretrial discovery, and a trial date in May, 2008. On February 5, 2008, URS filed a Motion for Summary Judgment directed at all pending claims. We opposed this motion in an opposition brief filed on February 29, 2008, and the Court scheduled a hearing on the motion for April 15, 2008.

Pretrial discovery is ongoing in this matter.  We would defend vigorously against any claim of infringement by URS regarding the pending U.S. patent application and the existing U.K. patents. The claims of the referenced patent application have not been published or examined by the U.S. Patent and Trademark Office, and URS currently has no enforceable patent rights with respect to the subject matter of the claims of the referenced patent application. Because the application may not be allowed or, if allowed, may have claims of a scope materially different from the pending claims, we are unable to evaluate the effect, if any, that any claims that are ultimately allowed will have on our business or results of operations. See “Item 1A — Risk Factors — Our product development efforts could be constrained by the intellectual property of others, and we could be subject to claims of intellectual property infringement, which could be costly and time-consuming.”

We are not currently a party to any other material litigation. The customer communications industry is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights as well as improper hiring practices. As a result, we may be involved in various legal proceedings from time to time.

Item 4.	Submission of Matters to a Vote of Security Holders

On October 16, 2007, our stockholders executed a written consent approving each of the matters identified immediately below. Stockholders holding an aggregate of 8,621,492 shares of stock out of 10,277,151 shares entitled to vote on the matters, including in each case shares of convertible preferred stock (voting with our common stock as a single class on an as-converted basis), executed the written consent in accordance with Section 228 of the Delaware General Corporation Law.

1. Amendment to the Certificate of Incorporation to, among other things:

(a) provide that our authorized capitalization shall consist of 75,000,000 shares of common stock and 51,513,420 shares of preferred stock;

(b) provide for 5,000,000 authorized undesignated shares of preferred stock;

(c) provide that 75% of the outstanding shares of common stock will be required to amend our By-laws;

(d) provide a staggered board of directors; and

(e) provide that stockholders may not take action by written consent and may not call a special meeting of stockholders.

2. Amended and Restated Certificate of Incorporation to, among other things:

(a) eliminate all references to our designated Series Preferred Stock; and

(b) amend the provisions relating to the indemnification of, and limitation on liability of, our officers and directors.

3. Amended and Restated By-Laws to, among other things:

(a) provide a staggered board of directors;

(b) provide that stockholders may not take action by written consent and may not call a special meeting of stockholders;

(c) establish procedures relating to the presentation of stockholder proposals at stockholders meetings; and

(d) establish procedures relating to the nomination of directors.

4. Approve our 2007 Stock Incentive Plan that, among other things, authorizes the issuance of 1,500,000 shares of common stock in accordance with the 2007 Stock Incentive Plan.

5. Approve a form of indemnification agreements to be entered into with our directors and officers, and authorize us to enter into such agreements with our directors and officers and perform our obligations thereunder.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock

Our common stock has been traded on the Nasdaq Global Market under the symbol “SDBT” since November 6, 2007. Prior to that time, there was no established public trading market for our common stock. The following table presents the high and low sale prices of our common stock as reported by the Nasdaq Global Market, for the period indicated.

Fiscal Year Ended December 31, 2007	High	Low

Fourth quarter (from November 6, 2007)	$8.25	$5.50

The last sale price of the common stock on February 15, 2007, as reported by Nasdaq Global Market, was $5.38 per share. As of February 15, 2007, there were 54 holders of record of the common stock.

We have never declared or paid any cash dividends on our common stock and currently expect to retain future earnings for use in our business for the foreseeable future.

During this period, we also issued 38,453 shares of common stock to employees and former employees pursuant to the exercise of stock options for cash consideration with aggregate exercise proceeds of approximately $16,000. These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 or Section 4(2) of the Securities Act of 1933 and appropriate legends were affixed to the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us.

In November through December of 2007, we completed an initial public offering of common stock pursuant to a Registration Statement on Form S-1 (Registration No. 333-142144) which the SEC declared effective on November 1, 2007. Pursuant to the registration statement, we registered the offer and sale of an aggregate of 5,982,325 shares of our common stock, at an initial public offering price to the public of $8.00 per share, of which 4,717,022 shares were sold by us and 485,000 shares were sold by certain stockholders in an initial closing on November 6, 2007, and a further 230,000 shares were sold by us in connection with the underwriters’ exercise of the option described below, each such sale at the initial public offering price to the public. The underwriters exercised their option to purchase the additional 230,000 shares of our common stock on November 30, 2007, which shares were sold by us in a subsequent closing on December 5, 2007. The offering terminated following the sale of the underwriters’ option shares, with 550,303 registered shares unsold at the termination of the offering. The underwriters for the offering were Cowen and Company, LLC; Thomas Weisel Partners LLC; Needham & Company, LLC; Cantor Fitzgerald & Co.; and America’s Growth Capital.

We raised a total of $39.6 million in gross proceeds from the initial public offering, or approximately $33.5 million in net proceeds after deducting underwriting discounts and commissions of $2.8 million and other estimated offering costs of approximately $3.3 million. The selling stockholders received a total of approximately $3.9 million in gross proceeds from the initial public offering or approximately $3.6 million of net proceeds after deducting the underwriting discounts.

In connection with the offering no payments were made to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than proceeds from the offering to those selling stockholders who are officers of the company in respect of their shares sold in the offering, and payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service.

On November 9, 2007, we paid the outstanding principal and accrued interest under our existing loan and security agreement in full with $2.2 million of the net proceeds received from our initial public offering. The remainder of the net proceeds were primarily invested in money market accounts. None of the remaining net proceeds were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of our equity securities, or any of our other affiliates.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2007, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock.

Item 6.	Selected Financial Data

The following table summarizes the financial data for our business and is derived from the Company’s historical consolidated financial statements. You should read the selected financial data in conjunction with our historical consolidated financial statements and related notes and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Statement of Operations Data:
Revenues	$39,492	$29,069	$16,448	$7,754	$3,266
Cost of revenues	14,258	9,505	4,967	2,750	2,007

Gross profit	25,234	19,564	11,481	5,004	1,259

Operating expenses:
Research and development	3,913	3,453	2,097	1,208	1,529
Sales and marketing	14,702	12,172	5,888	2,715	2,147
General and administrative	5,999	3,820	2,221	1,714	2,327

Total operating expenses	24,614	19,445	10,206	5,637	6,003

Operating income (loss)	620	119	1,275	(633)	(4,744)

Other income (expense):
Interest income	476	299	149	12	10
Interest expense	(222)	(398)	(264)	(245)	(369)
Warrant charge for change in fair value	(352)	(177)	—	—	—
Other, net	—	6	—	—	—

Total other expense, net	(98)	(270)	(115)	(233)	(359)

Income (loss) before provision for income taxes and cumulative change in accounting	522	(151)	1,160	(866)	(5,103)
Provision for income taxes	56	—	—	—	—

Income (loss) before cumulative change in accounting	466	(151)	1,160	(866)	(5,103)
Cumulative change in accounting	—	28	—	—	—

Net income (loss)	466	(123)	1,160	(866)	(5,103)
Accretion of preferred stock	(37)	(44)	(24)	—	—
Deemed dividend	—	—	—	(117)	—

Net income (loss) attributable to common stockholders	$429	$(167)	$1,136	$(983)	$(5,103)

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Income (loss) per common share:
Basic:
Before cumulative change in accounting	$0.15	$(0.35)	$2.41	$(2.14)	$(16.46)
Cumulative change in accounting	$—	$0.05	$—	$—	$—
Net income (loss) attributable to common stockholders	$0.15	$(0.30)	$2.41	$(2.14)	$(16.46)
Diluted:
Before cumulative change in accounting	$0.03	$(0.35)	$0.13	$(2.14)	$(16.46)
Cumulative change in accounting	$—	$0.05	$—	$—	$—
Net income (loss) attributable to common stockholders	$0.03	$(0.30)	$0.13	$(2.14)	$(16.46)
Weighted average common shares outstanding:
Basic	2,860	557	471	459	310
Diluted	12,778	557	9,045	459	310

	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$35,674	$7,251	$9,529	$2,179	$723
Working capital	39,920	7,566	8,981	1,403	(735)
Total assets	50,489	18,229	17,385	4,703	2,423
Total indebtedness, including current portion	—	3,544	3,478	1,911	1,564
Redeemable convertible preferred stock	—	30,788	31,076	22,619	19,542
Total stockholders’ equity (deficit)	46,165	(19,765)	(19,716)	(20,867)	(19,887)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-K. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause our actual results to differ materially from our expectations. Factors that could cause such differences include those described in “Item 1A — Risk Factors” above and elsewhere in this report.

Overview

SoundBite Communications is a leading provider of on-demand automated voice messaging, or AVM, solutions. Organizations can employ our service to initiate and manage customer contact campaigns for a variety of collections, customer care and marketing processes. We sell our service through our direct sales force. Since January 1, 2007, our service has been used by more than 200 organizations in the collection agencies, financial services, retail, telecommunications and utilities industries. Our clients are located principally in the United States, with a limited number located in Canada and the United Kingdom.

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

Background

We were founded in Delaware in April 2000 and raised $7.3 million through an issuance of preferred stock in June 2000. We initially developed and offered “telemail” messaging, a telephonic service we designed to enable one-way voice messages to be recorded, transmitted and forwarded, in a manner similar to e-mail. We introduced our telemail service in October 2000 and generated our initial revenue in the first quarter of 2001.

In 2001, seeking to capitalize on the evolving market for prerecorded message technologies and the newly emerging market for software provided as a service, we began to leverage our interactive voice messaging technology to develop and offer a broader service that could automate and optimize organizations’ customer contact campaigns. Between 2001 and 2003, we raised a total of $12.3 million through the issuance of preferred stock, the proceeds of which we invested in expanding our research and development organization and sales and marketing activities. We introduced new versions of our service in August 2001, September 2002 and March 2003 that provided our clients with a web-based user interface and a range of additional features and incremental functionality.

In 2004, we initiated a sales and marketing program focused on third-party collection agencies, which depend on voice messaging and other customer contact methods to drive revenue and are receptive to testing and deploying new contact technologies. We raised an additional $3.0 million through the issuance of preferred stock in January and July 2004. In August 2004, we introduced version 5.0 of our service, which received a 2004 Product of the Year Award from Customer Inter@ction Solutions magazine.

In 2005 and 2006, we continued to expand our presence in collection agencies. We also began to build on our referenceable client base of collection agencies in order to target large in-house, or first-party, collection departments in industries, such as telecommunications, characterized by the need for regular interactions with large customer bases. Our sales and marketing organization hired 14 personnel in 2005 and 24 personnel in

2006, as we invested in a direct sales force and marketing communications group that could help us build upon our third-party collection agency client base and could enable us to penetrate first-party collection departments. In June 2005, we raised $8.5 million through the issuance of preferred stock. In August 2006, we introduced version 6.0 of our service, which provided an improved user interface and introduced features for improved campaign strategy management. Version 6.0 of our service was given Call Center Magazine’s Annual Call Center Excellence “Best of Show” Award, was named to Collection Advisor Magazine’s Top 100 Collection Technology Products of 2006 and was awarded a Customer Inter@ction Solutions 2006 Product of the Year Award.

In 2007, we updated the 6.0 platform to enhance security and scalability and added a customer-accessible compliance management module. In November 2007 we raised $33.5 million, net of offering costs, in an initial public offering of our common stock.

Revenues

Usage-based Fees.  We derive substantially all of our revenues by providing our on-demand AVM service to businesses, governments and other organizations. Clients use our service to deliver AVM calls over existing telephony networks. We provide our service under a usage-based pricing model, with prices calculated on a per-message or, more typically, per-minute basis in accordance with the terms of the current pricing agreement with each client. The amount we charge for AVM calls may vary based upon whether the call is one-way, two-way or agentless and the total volume of calls by a client during a calendar month. We invoice clients on a monthly basis. Our pricing agreements with clients do not require minimum levels of usage or payments. Our clients typically use our service multiple times, providing us with a recurring revenue stream that contributes to revenue visibility.

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

The usage-based pricing model is attractive to clients because it limits the risks of their adoption of our service and assures them that we have a strong incentive to provide expected benefits. They are not required to commit to minimum usage levels or to pay a subscription fee in order to have access to our service. While clients value the potential to discontinue or reduce use of our service at any time, the usage-based pricing model also allows our customers to discontinue or reduce their use of our service at any time in their discretion, which could affect our revenues adversely. The usage-based pricing model, unlike many subscription pricing models, allows us to generate additional revenues as existing clients increase their level of usage of our service over time. In addition, the usage-based pricing model addresses the fact that we use significant levels of telephony services to provide our on-demand services, and the telephony charges represent a significant variable cost of revenues for the provision of our service.

A high percentage of our revenue stream from quarter to quarter is recurring. For example, 87.3% of revenue generated from our top 50 customers during the fourth quarter of 2007 came from customers that generated revenue during the third quarter of 2007. Similarly, 88.3% of revenue generated from our top 50 customers during the fourth quarter of 2006 came from customers that generated revenue during the third quarter of 2006.

Fees for Ancillary Services.  Our client management organization assists clients in selecting service features and adopting best practices that help clients make the best use of our on-demand service. The organization provides varying levels of support through these ancillary services, from managing an entire campaign to supporting self-service clients. In some cases, ancillary services may be billed to clients based upon a fixed fee or, more typically, a fixed hourly rate. These billed ancillary services typically are of short duration. We recognize revenue from these billed ancillary services within the calendar month in which the ancillary services are completed.

Revenues attributable to ancillary services represented 1.6% of our revenues in 2007, 2.4% of our revenues in 2006 and 4.3% of our revenues in 2005 and are expected to constitute less than 3% of our annual revenues for the foreseeable future. Because of their past and anticipated immateriality, revenues attributable to ancillary services are not presented as a separate line item in our statements of operations.

Cost of Revenues

Cost of revenues consists primarily of telephony charges, as well as depreciation expenses for our telephony infrastructure and expenses related to hosting and providing support for our platform. Cost of revenues also includes compensation costs related to billed services provided to our clients, which consists primarily of set-up costs and training to ensure clients are able to fully utilize the functionality provided by our platform. As we continue to grow our business and add features and complementary services to our platform, we expect cost of revenues will continue to increase on an absolute dollar basis. Our gross margin ranged from 63.9% to 69.8% for the years ended December 31, 2005, 2006 and 2007. We currently are targeting a quarterly gross margin of 62% to 65% for the foreseeable future. Our gross margin for a quarter may vary significantly from our target for a number of reasons, including the mix of types of AVM calling campaigns executed during the quarter and the extent to which we build our infrastructure through, for example, significant acquisitions of hardware or material increases in leased data center facilities.

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

Sales and Marketing.  Sales and marketing expenses consist primarily of compensation for our sales and marketing personnel, including sales commissions, as well as the costs of our marketing programs. In order to attract new clients and increase sales to our existing clients, we made significant investments in our sales and marketing efforts by increasing the number of direct sales, client management and marketing personnel in 2005, 2006 and 2007. We plan to further develop our marketing strategy and activities to extend brand awareness and generate additional leads for our sales staff. As a result, we expect that our sales and marketing expenses will increase on an absolute dollar basis, but will decrease as a percentage of revenues, as we further leverage the growth in our sales and marketing organization.

General and Administrative.  General and administrative expenses consist of compensation expenses for executive, finance, accounting, administrative and management information systems personnel, accounting and legal professional fees and other corporate expenses. We expect that during 2008 and for some period of time thereafter, general and administrative expenses will increase on an absolute dollar basis, as we incur additional costs associated with being a public company. In particular, we will incur costs to implement and maintain new financial systems and to hire additional personnel to enable us to meet our financial reporting and regulatory compliance requirements, including those under the Sarbanes-Oxley Act. We expect general and administrative expenses as a percentage of revenues in 2008 will be consistent with 2007 as the result of these public company expenses, but in subsequent years will decrease as we grow our revenues.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

We believe that of our significant accounting policies, which are described in the notes to our financial statements, the following accounting policies involve a greater degree of judgment, complexity and effect on materiality. A critical accounting policy is one that both is material to the presentation of our financial statements and requires us to make difficult, subjective or complex judgments for uncertain matters that could have a material effect on our financial condition and results of operations. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Stock-Based Compensation

Prior to 2006, we accounted for stock options granted to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB Opinion No. 25, and Financial Accounting Standards Board, or FASB, Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. The intrinsic value represents the difference between the per share market price of the stock on the grant date and the per share exercise price of the related stock option. We typically grant stock options to employees for a fixed number of shares with an exercise price equal to the fair value of the shares at the grant date. In accordance with APB Opinion No. 25, no compensation expense was recorded for employee stock options granted at an exercise price equal to the fair value of the underlying stock on the grant date. For stock options granted with an exercise price less than the fair value of the underlying stock on the grant date, we recognized compensation expense on a straight-line basis over the vesting period.

Effective January 1, 2006, we adopted the provisions of the Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123R. Under SFAS No. 123R, stock-based compensation costs with respect to an employee are measured at the grant date, based on the estimated fair value of the award on the grant date, and are recognized as expense on a straight-line basis over the employee’s requisite service period, which generally is the vesting period. We adopted the provisions of SFAS No. 123R using the prospective transition method. Under this transition method, non-vested option awards outstanding prior to January 1, 2006 continued to be accounted for in accordance with APB Opinion No. 25. We account for all awards granted or modified on or after January 1, 2006 using the measurement, recognition and attribution provisions of SFAS No. 123R.

Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the use of highly subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility. We use the Black-Scholes option pricing model to value our option grants and determine the related compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. If factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

Because we have not had company-specific historical or implied volatility information prior to our initial public offering, we have estimated our expected volatility based on that of our publicly traded peer companies and expect to continue to do so until such time as we have compiled adequate historical data from our actual share price. The comparable peer companies selected are publicly traded companies with operations similar to ours, as determined by an unrelated valuation specialist. We believe the historical volatility of our common stock price does not best represent the expected future volatility of our common stock price. We intend to continue to use the same group of publicly traded peer companies consistently in order to determine volatility in the future, until such time that sufficient information regarding the volatility of our common stock price becomes available or that the selected companies are no longer suitable for this purpose.

The risk-free interest rate used for each grant was equal to the monthly seven-year U.S. Treasury bill rate, the term of which approximates the expected life of the option.

The expected term of options granted was determined based on the simplified method in accordance with SEC Staff Accounting Bulletin, or SAB, No. 107, Share-Based Payment, in which the expected term is equal to the average of the vesting term and the original contractual term.

The stock price volatility and expected terms utilized in the calculation of fair values involve management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. SFAS No. 123R also requires that we recognize compensation expense for only the portions of options that are expected to vest. We therefore are required to estimate expected forfeitures of stock options. In developing a forfeiture rate estimate, we have considered our historical experience, our growing employee base and prior to our IPO, the limited liquidity of our common stock. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense might be required in future periods.

Compensation expense associated with share-based awards totaled $318,000 for 2007 and $59,000 for 2006. These amounts were based on awards ultimately expected to vest and reflected an estimate of awards that would be forfeited. The total compensation cost under SFAS No. 123R related to share-based awards granted to employees and directors but not yet amortized, net of estimated forfeitures, was $1.0 million as of December 31, 2007. These costs will be amortized on a straight-line basis over a weighted average period of 3.28 years for 2007.

Allowance for Doubtful Accounts

We regularly assess our ability to collect outstanding client invoices and in so doing must make estimates of the collectibility of accounts receivable. We provide an allowance for doubtful accounts when we determine that the collection of an outstanding client receivable is not probable. We specifically analyze accounts receivable and historical bad debt experience, client creditworthiness, and changes in our client payment history when evaluating the adequacy of the allowance for doubtful accounts. If any of these factors change, our estimates may also change, which could affect the levels of our future provision for doubtful accounts.

Income Taxes

We are subject to federal and various state income taxes in the United States, and we use estimates in determining our provision for these income taxes. Deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities are determined separately by tax jurisdiction. In making these determinations, we estimate tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities and we assess temporary differences resulting from differing treatment of items for tax and accounting purposes. At December 31, 2007, our deferred tax assets consisted primarily of federal net operating loss carryforwards, state research and development credit carryforwards, and temporary differences. We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. At December 31, 2007, we had a full valuation allowance against our deferred tax asset. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business.

Results of Operations

The following table sets forth selected statements of operations data for 2007, 2006 and 2005 indicated as percentages of revenues.

	Years Ended December 31,
	2007	2006	2005

Statement of Operations Data:
Revenues	100.0%	100.0%	100.0%
Cost of revenues	36.1	32.7	30.2

Gross margin	63.9	67.3	69.8

Operating expenses:
Research and development	9.9	11.9	12.8
Sales and marketing	37.2	41.9	35.8
General and administrative	15.2	13.1	13.5

Total operating expenses	62.3	66.9	62.1

Operating income	1.6	0.4	7.8
Total other expense, net	(0.3)	(0.9)	(0.7)

Income (loss) before provision for income taxes and cumulative change in accounting	1.3%	(0.5)	7.1
Provision for income taxes	0.1	—	—

Income (loss) before cumulative change in accounting	1.2	(0.5)	7.1
Cumulative change in accounting	—	0.1	—

Net income (loss)	1.2%	(0.4)%	7.1%

Comparison of Years Ended December 31, 2007 and 2006

Revenues

	2007		2006		Year-to-Year Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(Dollars in thousands)

Revenues	$39,492	100.0%	$29,069	100.0%	$10,423	35.9%

The $10.4 million growth in revenues in 2007 reflected an increase of $6.5 million in revenues from existing clients and an increase of $3.9 million in revenues from new clients. The increased revenues were due to our increased volume driven by our continued hiring of additional sales and support personnel, who focus on increasing usage of our service by existing clients and adding new clients. The increase in revenues resulting from higher calling volume was partially offset by a shift in product mix to unattended voice messaging, which has a lower pricing structure.

Cost of Revenues and Gross Profit

	2007		2006		Year-to-Year Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(Dollars in thousands)

Cost of revenues	$14,258	36.1%	$9,505	32.7%	$4,753	50.0%
Gross profit	25,234	63.9	19,564	67.3	5,670	29.0

The $4.8 million increase in cost of revenues in 2007 consisted of direct costs associated with our efforts to grow both current and future revenues. These direct costs consisted primarily of (a) a $2.6 million increase in telephony expense, (b) an $865,000 increase in depreciation expense due to additions to our infrastructure, (c) a $703,000 increase in hosting costs resulting from the addition of a Canadian hosting site and expansion at existing hosting locations and (d) a $272,000 increase in support and maintenance costs. The decrease in gross margin in 2007 as compared to 2006 reflected a relative increase in telephony charges attributable to the product mix of AVM calling campaigns and a relative increase in depreciation expense and hosting costs due to the buildout of our infrastructure.

Operating Expenses

	2007		2006		Year-to-Year Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(Dollars in thousands)

Research and development	$3,913	9.9%	$3,453	11.9%	$460	13.3%
Sales and marketing	14,702	37.2	12,172	41.9	2,530	20.8
General and administrative	5,999	15.2	3,820	13.1	2,179	57.0

Total operating expenses	$24,614	62.3%	$19,445	66.9%	$5,169	26.6%

Research and Development.  The $460,000 increase in research and development expenses in 2007 reflected a $579,000 increase in employee compensation costs mostly attributable to the addition of 5 research and development personnel. We hired these personnel to further develop and improve our platform and to perform quality control activities. Offsetting the additional compensation expense is the capitalization of $181,000 of labor costs to property and equipment for the development of internal use software. See “Development of Software for Internal Use” in note 2 to the financial statements included elsewhere herein.

Sales and Marketing.  The $2.5 million increase in sales and marketing expenses in 2007 resulted primarily from a $2.4 million increase in employee compensation costs mostly attributable to the addition of 17 sales and support personnel and an increase in sales commissions due to higher revenues. This increase reflected our focus on further developing brand awareness, increasing the usage of our service by existing clients, and adding new clients. For additional information, see “— Overview — Operating Expenses — Sales and Marketing.”

General and Administrative.  The $2.2 million increase in general and administrative expenses in 2007 consisted principally of (a) a $751,000 increase in employee compensation costs due to the addition of personnel, (b) a one-time charge of $435,000 from the write-off of leasehold improvements and future rent and related maintenance expense due to the vacating of leased space at our former corporate headquarters, (c) a $420,000 increase in legal fees due to additional costs of being a public company and our lawsuit with URS, and (d) a $404,000 increase in audit and tax related professional fees, also due to becoming a public company.

Operating and Other Income

	2007		2006		Year-to-Year Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(Dollars in thousands)

Operating income	$620	1.6%	$119	0.4%	$501	421.0%

Other income (expense):
Interest income	476	1.2	299	1.0	177	56.2
Interest expense	(222)	(0.6)	(398)	(1.3)	176	50.8
Warrant charge for change in fair value	(352)	(0.9)	(177)	(0.6)	(175)	*
Other, net	—	—	6	0.0	(6)	*

Total other expense, net	(98)	(0.3)	(270)	(0.9)	172	63.7

Income(loss) before provision for income taxes and cumulative change in accounting	$522	1.3%	$(151)	(0.5)%	$673	445.7%

*	Not meaningful

Increased interest income in 2007 reflected both an increased average balance of cash and cash equivalents and higher interest rates on our cash and cash equivalents balances. Interest expense decreased due to the payoff of our outstanding debt during the year.

In 2007, we recorded a charge of $352,000 to reflect the increase in fair value of our freestanding preferred stock warrants from January 1, 2007 to November 6, 2007, the closing date of our IPO, in accordance with the guidance of FSP 150-5. See “— Critical Accounting Policies — Freestanding Preferred Stock Warrants” and notes 2 and 8 to the financial statements appearing elsewhere herein.

Net Income (Loss)

We recognized net income of $466,000 in 2007 and net loss of $151,000 in 2006. This difference principally reflects the increase in our revenues in 2007 as discussed above, and a decrease in our operating expenses as a percentage of revenue. An income tax provision of $56,000 was recorded in 2007 compared to $0 in 2006, primarily due to having taxable income in 2007. Our tax provision, which was reduced by net operating loss carryforwards, consists of federal alternative minimum tax and state income tax in states where we did not have net operating loss carryforwards to offset taxable income.

Comparison of Years Ended December 31, 2006 and 2005

Revenues

	2006		2005		Year-to-Year Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(Dollars in thousands)

Revenues	$29,069	100.0%	$16,448	100.0%	$12,621	76.7%

The $12.6 million growth in revenues in 2006 reflected an increase of $9.2 million in revenues from existing clients and an increase of $3.4 million in revenues from new clients. The increased revenues were due to our hiring of additional sales and support personnel, who focus on increasing usage of our service by existing clients and on adding new clients. The average rate per minute charged to clients in 2006 was unchanged from 2005.

Cost of Revenues and Gross Profit

	2006		2005		Year-to-Year Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(Dollars in thousands)

Cost of revenues	$9,505	32.7%	$4,967	30.2%	$4,538	91.4%
Gross profit	19,564	67.3	11,481	69.8	8,083	70.4

The $4.5 million increase in cost of revenues in 2006 consisted of direct costs associated with our efforts to grow both current and future revenues. These direct costs consisted primarily of a $2.3 million increase in telephone expenses, a $1.1 million increase in depreciation expense due to additions to our infrastructure, and a $775,000 increase in direct employee compensation costs resulting from the addition of 6 operations personnel during 2006.

As a result of the steps we took in building our infrastructure and increasing our headcount to support future revenue growth, depreciation expense and direct employee compensation costs increased at a faster rate than revenues in 2006. As a result, our gross margin decreased.

Operating Expenses

	2006		2005		Year-to-Year Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(Dollars in thousands)

Research and development	$3,453	11.9%	$2,097	12.8%	$1,356	64.7%
Sales and marketing	12,172	41.9	5,888	35.8	6,284	106.7
General and administrative	3,820	13.1	2,221	13.5	1,599	72.0

Total operating expenses	$19,445	66.9%	$10,206	62.1%	$9,239	90.5%

Research and Development.  The $1.4 million increase in research and development expenses in 2006 consisted principally of a $1.3 million increase in employee compensation costs attributable to the addition of 9 research and development personnel during 2006. We hired these personnel to further develop and improve our platform and to perform quality control activities.

Sales and Marketing.  The $6.3 million increase in sales and marketing expenses in 2006 resulted primarily from (a) a $4.2 million increase in employee compensation costs attributable to the addition of 6 marketing personnel, 6 direct sales personnel, and 12 sales and support personnel, (b) a $790,000 increase in travel and entertainment costs, and (c) a $647,000 increase in trade show and similar expenses, including expenses incurred in connection with our first user group meeting. These increased expenses reflected our focus on further developing brand awareness, increasing the usage of our service by existing clients, and adding new clients. For additional information, see “— Overview — Operating Expenses — Sales and Marketing.”

General and Administrative.  The $1.6 million increase in general and administrative expenses in 2006 consisted principally of (a) a $689,000 increase in employee compensation costs attributable to the addition of 6 personnel during 2006, (b) a $581,000 increase in professional service costs related to increased business activity, and (c) a $254,000 increase in rent and facility costs related to additional office space required to support our growth.

Operating and Other Income

	2006		2005		Year-to-Year Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(Dollars in thousands)

Operating income	$119	0.4%	$1,275	7.8%	$(1,155)	(90.7)%

Other income (expense):
Interest income	299	1.0	149	0.9	149	99.3
Interest expense	(398)	(1.3)	(264)	(1.6)	(134)	50.8
Warrant charge for change in fair value	(177)	(0.6)	—	—	(177)	*
Other, net	6	0.0	—	—	6	*

Total other expense, net	(270)	(0.9)	(115)	(0.7)	(155)	136.8

Income before provision for income taxes and cumulative change in accounting	$(151)	(0.5)%	$1,160	7.1%	$(1,311)	*

*	Not meaningful

Increased interest income in 2006 reflected both an increased average balance of cash and cash equivalents and higher interest rates on our cash and cash equivalents balances. Interest expense increased due to higher interest rates and a higher average balance of debt outstanding.

In 2006, we recorded a charge of $177,000 to reflect the increase in fair value of our freestanding preferred stock warrants from January 1, 2006 to December 31, 2006, in accordance with the guidance of FSP 150-5. See “— Critical Accounting Policies — Freestanding Preferred Stock Warrants” and notes 2 and 8 to the financial statements appearing elsewhere herein.

Cumulative Change in Accounting

Upon adoption of FSP No. 150-5 on January 1, 2006, we reclassified the fair value of our freestanding preferred stock warrants from equity to a liability and recorded a cumulative change in accounting of a benefit of $28,000. See “— Critical Accounting Policies — Freestanding Preferred Stock Warrants” and notes 2 and 8 to the financial statements appearing elsewhere herein.

Net Income (Loss)

We recognized a net loss of $123,000 in 2006 and net income of $1.2 million in 2005. This difference principally reflected the decreased gross margin and increased operating expenses in 2006 discussed above, including the $6.3 million increase in sales and marketing expenses.

Liquidity and Capital Resources

Resources

Since our inception, we have funded our operations primarily with proceeds from issuances of preferred stock, borrowings under credit facilities and, more recently, cash flow from operations and the proceeds from our initial public offering.

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

Equity Sales

In June 2000, shortly after our company was founded, we raised $7.3 million of gross proceeds through sales of shares of our Series A convertible preferred stock. We generated an additional $11.5 million of gross proceeds through the issuance of shares of our Series B and C convertible preferred stock between 2001 and 2003. In January and July 2004, we sold shares of our Series C convertible preferred stock for aggregate proceeds of $3.0 million. In June 2005, we issued shares of our Series D convertible preferred stock for gross proceeds of $8.5 million. All of the shares of our preferred stock will convert into common stock upon completion of this offering. In addition, we received proceeds from exercises of common stock options in the amount of $16,000, $56,000 and $15,000 in 2007, 2006 and 2005, respectively.

On November 6, 2007, we completed an initial public offering of 4,947,022 shares of our common stock, including 230,000 shares sold pursuant to the underwriters’ exercise of their over-allotment option on December 5, 2007, at a price of $8.00 per share. We raised $36.8 million after deducting the underwriting discount of $2.8 million. Other direct expenses attributable to the initial public offering totaled $3.3 million.

Credit Facility Borrowings

In July 2007, we entered into a loan and security agreement with Silicon Valley Bank that provides for an equipment line of credit up to $7.5 million and a revolving working capital line of credit for up to the lesser of (a) $1.5 million and (b) 80% of eligible accounts receivable, subject to specified adjustments. Borrowings under the equipment line of credit are payable in installments due through July 2010, and all amounts under the working capital line of credit are due in July 2008. Borrowings under the equipment line bear interest at a rate per annum equal to the prime rate plus 0.5% or 1.0%, depending upon our liquidity, as defined. Borrowings under the working capital line bear interest at a rate per annum that is 0.25% above the prime rate. The prime rate was 7.25% per annum at December 31, 2007. All of the borrowings under the loan and security agreement are secured by a pledge of certain of our equipment and all of our accounts receivable, investment property and financial assets. On November 9, 2007, we paid the outstanding principal and accrued interest under the loan and security agreement in full with $2.2 million of the net proceeds received from our initial public offering.

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

Operating Cash Flow

The following table sets forth our net cash flows from operations:

	As of December 31,
	2007	2006	2005
	(Dollars in thousands)

Net cash provided by operating activities	$3,277	$750	$426

Our operating activities generated net cash in the amount of $3.3 million in 2007, reflecting (a) a net income of $466,000, (b) non-cash charges of $3.7 million consisting primarily of depreciation expense of $2.9 million and a preferred stock warrant charge of $352,000 and (c) an increase in accrued expenses and accounts payable of $1.3 million. These changes reflected the growth in our business, the timing of payments to our vendors and our compliance with the guidance of FSP 150-5. These changes were partially offset by an increase in accounts receivables of $1.4 million due to the revenue growth in our business and an increase of $699,000 in prepaid expenses and other current assets.

Our operating activities generated net cash in the amount of $750,000 in 2006, reflecting (a) a net loss of $123,000, (b) non-cash charges of $2.3 million consisting primarily of depreciation expense and (c) an increase in accrued expenses and accounts payable of $1.2 million. These changes resulted primarily from the growth in our business and the timing of payments to vendors. These changes were partially offset by an increase in accounts receivables of $2.4 million due to the revenue growth in our business and an increase of $278,000 in prepaid expenses and other current assets.

Our operating activities generated net cash in the amount of $426,000 in 2005, reflecting (a) net income of $1.2 million, (b) non-cash charges of $1.0 million consisting primarily of depreciation expense and (c) an increase in accrued expenses and accounts payable of $638,000. These changes resulted primarily from the growth in our business and the timing of payments to our vendors. These changes were partially offset by an increase in accounts receivables of $2.2 million due to the revenue growth in our business and an increase of $197,000 in prepaid expenses and other current assets.

Working Capital

The following table sets forth selected working capital information:

	As of December 31,
	2007	2006	2005
	(Dollars in thousands)

Cash and cash equivalents	$35,674	$7,251	$9,529
Accounts receivable, net of allowance for doubtful accounts	7,261	5,921	3,655
Working capital	39,920	7,566	8,981

Our cash and cash equivalents at December 31, 2007 were unrestricted and held for working capital purposes. They were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes.

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. Fluctuations vary depending on cash collections, client mix and the volume of monthly usage of our service. We use days’ sales outstanding, or DSO, calculated on an annual basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by revenues for the most recent year, multiplied by (b) the number of days in the year. Our DSO was 67 days at December 31, 2007, 74 days at December 31, 2006 and 81 days at December 31, 2005.

Requirements

Capital Expenditures

In recent years, we have made capital expenditures primarily to acquire computer hardware and software and, to a lesser extent, furniture and leasehold improvements, to support the growth of our business. Our capital expenditures totaled $4.8 million in 2007, $3.1 million in 2006 and $3.1 million in 2005. We intend to continue to invest in our infrastructure to ensure our continued ability to enhance our platform, introduce new features and complementary services, and maintain the reliability of our network. We also intend to make investments in computer equipment and systems and fixed assets for new offices as we move and expand our facilities, add additional personnel, and continue to grow our business. We expect our capital expenditures for these purposes will total approximately $4.5 million in 2008. We are not currently party to any purchase contracts related to future capital expenditures.

Contractual Obligations and Requirements

The following table sets forth our commitments to settle contractual obligations as of December 31, 2007:

	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 Years	Total
	(Dollars in thousands)

Operating leases — office space	$663	$1,601	$1,748	$690	$4,702
Operating leases — hosting facilities	1,078	34	—	—	1,112

Total	$1,741	$1,635	$1,748	$690	$5,814

Our operating leases include a lease for our headquarters in Bedford, Massachusetts and two leases for our former corporate headquarters in Burlington, Massachusetts. The leases for our former corporate headquarters expire in May 2008. We vacated these premises in September 2007.

We also have various other contractual obligations related to our third-party hosting facilities.

Effects of Inflation

Inflation and changing prices have not had a material effect on our business since January 1, 2005, and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, the impact of inflation on replacement costs of equipment, cost of revenues and operating expenses, primarily employee compensation costs, may not be readily recoverable in the price of services offered by us.

Off-Balance-Sheet Arrangements

As of December 31, 2007, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the SEC.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We will adopt this standard on January 1, 2008. The standard is not expected to have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including and Amendment of FASB Statement No. 115. SFAS No. 159 allows entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). The fair value option expands the ability of entities to select the measurement attribute for certain assets and liabilities. We will adopt SFAS No. 159 as of January 1, 2008. This standard is not expected to have a material impact on our financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (SAB 110). SAB 110 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. We currently use the “simplified” method to estimate the expected term for share option and will continue to do so until there has been sufficient historical experience to provide a reasonable estimate of expected term. SAB 110 is effective for the Company on January 1, 2008.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. We will be required to adopt SFAS No. 141(R) in the first quarter of fiscal year 2009. Adoption of SFAS No. 141(R) will have no effect on our reported financial information prior to adoption and will be applicable to any business combination into which we enter after adoption.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.

At December 31, 2007, we had unrestricted cash and cash equivalents totaling $35.7 million. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income. A hypothetical one percent decrease in interest rates would result in a $357,000 decrease in annualized interest income assuming a constant balance outstanding of $35.7 million in cash and cash equivalents.

Item 8.	Financial Statements and Supplementary Data

The information required by this item may be found on pages F-1 through F-23 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) occurred during the three months ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. At the end of the fiscal year 2008, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm will be required to audit management’s assessment.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this Item will be incorporated by reference to our definitive proxy statement for the 2008 annual meeting.

Item 11.	Executive Compensation

The information required under this Item will be incorporated by reference to our definitive proxy statement for the 2008 annual meeting.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this Item will be incorporated by reference to our definitive proxy statement for the 2008 annual meeting.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this Item will be incorporated by reference to our definitive proxy statement for the 2008 annual meeting.

Item 14.	Principal Accounting Fees and Services

The information required under this Item will be incorporated by reference to our definitive proxy statement for the 2008 annual meeting.

SOUNDBITE COMMUNICATIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SoundBite Communications, Inc.
Bedford, Massachusetts

We have audited the accompanying consolidated balance sheets of SoundBite Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 2 to the consolidated financial statements, effective January 1, 2007 the Company adopted Financial Accounting Standards Board Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. Also as discussed in note 2, effective January 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123( R), Share-Based Payment, and Financial Accounting Standards Board Staff Position No. 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 11, 2008

SOUNDBITE COMMUNICATIONS, INC.

Consolidated Balance Sheets

	December 31,
	2007	2006
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$35,674	$7,251
Accounts receivable, net of allowance for doubtful accounts of $176 and $88 at December 31, 2007 and 2006	7,261	5,921
Prepaid expenses and other current assets	1,309	610

Total current assets	44,244	13,782
Property and equipment, net	6,096	4,447
Other assets	149	—

Total assets	$50,489	$18,229

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Bank line of credit	$—	$889
Equipment line of credit — current portion	—	1,666
Accounts payable	457	633
Accrued expenses	3,867	2,546
Preferred stock warrant liability	—	482

Total current liabilities	4,324	6,216

Non-current liabilities:
Equipment line of credit — net of current portion	—	990

Total liabilities	4,324	7,206

Commitments and contingencies (note 6)
Redeemable convertible preferred stock, $0.001 par value — at carrying value; no shares authorized, issued and outstanding at December 31, 2007, 46,513,420 shares authorized and 45,779,304 shares issued and outstanding at December 31, 2006, liquidation preference of $30,430,000 and redemption value of $30,208,000 at December 31, 2006	—	30,788

Stockholders’ equity (deficit):
Common stock, $0.001 par value — 75,000,000 shares authorized; 15,420,888 shares issued and 15,225,503 shares outstanding at December 31, 2007; 821,471 shares issued and 626,086 shares outstanding at December 31, 2006	15	1
Additional paid-in capital	65,720	274
Treasury stock, at cost — 195,385 shares at December 31, 2007 and 2006	(132)	(132)
Accumulated other comprehensive income	4	—
Accumulated deficit	(19,442)	(19,908)

Total stockholders’ equity (deficit)	46,165	(19,765)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$50,489	$18,229

The accompanying notes are an integral part of these consolidated financial statements.

SOUNDBITE COMMUNICATIONS, INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except share
	and per share amounts)

Revenues	$39,492	$29,069	$16,448
Cost of revenues	14,258	9,505	4,967

Gross profit	25,234	19,564	11,481

Operating expenses:
Research and development	3,913	3,453	2,097
Sales and marketing	14,702	12,172	5,888
General and administrative	5,999	3,820	2,221

Total operating expenses	24,614	19,445	10,206

Operating income	620	119	1,275

Other income (expense):
Interest income	476	299	149
Interest expense	(222)	(398)	(264)
Warrant charge for change in fair value	(352)	(177)	—
Other, net	—	6	—

Total other expense, net	(98)	(270)	(115)

Income (loss) before provision for income taxes and cumulative change in accounting	522	(151)	1,160
Provision for income taxes	56	—	—

Income (loss) before cumulative change in accounting	466	(151)	1,160
Cumulative change in accounting	—	28	—

Net income (loss)	466	(123)	1,160
Accretion of preferred stock	(37)	(44)	(24)

Net income (loss) attributable to common stockholders	$429	$(167)	$1,136

Income (loss) per common share:
Basic:
Before cumulative change in accounting	$0.15	$(0.35)	$2.41
Cumulative change in accounting	$—	$0.05	$—
Net income (loss) attributable to common stockholders	$0.15	$(0.30)	$2.41
Diluted:
Before cumulative change in accounting	$0.03	$(0.35)	$0.13
Cumulative change in accounting	$—	$0.05	$—
Net income (loss) attributable to common stockholders	$0.03	$(0.30)	$0.13
Weighted average common shares outstanding:
Basic	2,859,797	557,063	470,539
Diluted	12,778,255	557,063	9,044,567

The accompanying notes are an integral part of these consolidated financial statements.

SOUNDBITE COMMUNICATIONS, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Stock	Income	Deficit	Equity (Deficit)
	(In thousands, except share and per share amounts)

Balance, January 1, 2005	658,288	$1	$207	$(131)	$—	$(20,945)	$(20,868)
Issuance of common stock for warrant and options exercises	41,948	—	15	—	—	—	15
Accretion of transaction costs for preferred stock	—	—	(24)	—	—	—	(24)
Comprehensive and net income	—	—	—	—	—	1,160	1,160

Balance, December 31, 2005	700,236	1	198	(131)	—	(19,785)	(19,717)
Issuance of common stock for option exercises	121,235	—	56	—	—	—	56
Purchase of treasury stock	—	—	—	(1)	—	—	(1)
Accretion of transaction costs for preferred stock	—	—	(44)	—	—	—	(44)
Stock-based compensation expense	—	—	64	—	—	—	64
Comprehensive and net loss	—	—	—	—	—	(123)	(123)

Balance, December 31, 2006	821,471	1	274	(132)	—	(19,908)	(19,765)
Initial public offering, net of offering costs	4,947,022	4	33,500	—	—	—	33,504
Conversion of preferred stock into common stock	9,613,942	10	30,815	—	—	—	30,825
Issuance of common stock for option exercises	38,453	—	16	—	—	—	16
Accretion of transaction costs for preferred stock	—	—	(37)	—	—	—	(37)
Stock-based compensation expense	—	—	318	—	—	—	318
Reclassification of preferred stock warrant liability	—	—	834	—	—	—	834
Comprehensive income:
Net income	—	—	—	—	—	466	466
Translation adjustments	—	—	—	—	4	—	4

Comprehensive income	—	—	—		—	—	470

Balance December 31, 2007	15,420,888	$15	$65,720	$(132)	$4	$(19,442)	$46,165

The accompanying notes are an integral part of these consolidated financial statements.

SOUNDBITE COMMUNICATIONS, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$466	$(123)	$1,160
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,869	1,947	842
Allowance for doubtful accounts	56	147	123
Change in fair value of preferred stock warrant liability	352	177	—
Cumulative change in accounting	—	(28)	—
Stock-based compensation	318	64	—
Noncash charge attributable to warrants	—	22	55
Loss on disposal of property and equipment	132	—	19
Change in operating assets and liabilities:
Accounts receivable	(1,396)	(2,414)	(2,214)
Prepaid expenses and other current assets	(699)	(278)	(197)
Other assets	(149)	—	—
Accounts payable	7	139	45
Accrued expenses	1,321	1,097	593

Net cash provided by operating activities	3,277	750	426

Cash flows from investing activities:
Purchases of property and equipment	(4,833)	(3,149)	(3,082)

Net cash used in investing activities	(4,833)	(3,149)	(3,082)

Cash flows from financing activities:
Proceeds from equipment and bank line of credit	2,345	1,467	2,248
Repayments of equipment and bank line of credit	(5,890)	(1,401)	(681)
Treasury stock purchase	—	(1)	—
Proceeds from issuance of preferred stock	—	—	8,424
Proceeds from issuance of common stock upon initial public offering, net of offering costs	33,504	—	—
Proceeds from issuance of common stock upon exercise of stock options	16	56	15

Net cash provided by financing activities	29,975	121	10,006

Effect of exchange rate changes on cash and cash equivalents	4	—	—

Net increase (decrease) in cash and cash equivalents	28,423	(2,278)	7,350
Cash and cash equivalents, beginning of year	7,251	9,529	2,179

Cash and cash equivalents, end of year	$35,674	$7,251	$9,529

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$250	$326	$171

Supplemental disclosure of non-cash investing and financing activities:
Accretion of redeemable convertible preferred stock	$37	$44	$24

Property and equipment, included in accounts payable	$82	$265	$869

Reclassification of fair value of preferred stock warrant liability	$—	$332	$—

Reclassification to equity of fair value of preferred stock warrant liability	$834	$—	$—

Conversion of redeemable preferred stock to common stock	$30,825	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SOUNDBITE COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

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

In November 2007, the Company completed an initial public offering of the Company’s common stock. The Company’s shares of common stock trade on the Nasdaq Global Market under the symbol “SDBT” (see Note 9).

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of SoundBite Communications, Inc. and its wholly owned subsidiaries, SoundBite Communications Canada, Inc., which was incorporated in August 2007 and SoundBite Communications Security Corporation, which was incorporated in December 2007. All intercompany accounts and transactions have been eliminated in consolidation.

The functional currency of the Company’s foreign operations is the local currency of the country in which the operation is located. The assets and liabilities of these foreign operations are translated into U.S. dollars using the exchange rate at the balance sheet date. Revenues and expenses are translated using average rates for the period. Adjustments arising due to the application of the translation method are recorded to accumulated other comprehensive income, a component of stockholders’ equity.

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

Comprehensive Income

Comprehensive income consists of net income or loss and foreign currency translation adjustments.

Cash and Cash Equivalents

The Company invests its cash in money market accounts, debt securities of U.S. government agencies, repurchase agreements with maturities of less than 90 days, and commercial paper from high-quality corporate issuers. All highly liquid instruments with a remaining maturity of 90 days or less when purchased are considered cash equivalents.

SOUNDBITE COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. Estimates are used to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable to its estimated net realizable value. These estimates are made by analyzing the status of significant past due receivables and by establishing general provisions for estimated losses by analyzing current and historical bad debt trends. Actual collection experience has not varied significantly from estimates, due primarily to credit and collection policies and the financial strength of the Company’s clients. Receivables that are ultimately deemed uncollectible are charged off as a reduction of receivables and the allowance for doubtful accounts.

Activity in the allowance for doubtful accounts was as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

Balance, beginning	$88	$114	$5
Provision for bad debts	56	147	123
Net uncollectible accounts recovered (written off)	32	(173)	(14)

Balance, end	$176	$88	$114

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents and accounts receivable. At December 31, 2007 and 2006, the Company had cash balances at certain financial institutions in excess of federally insured limits. However, the Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Accounts receivable are typically uncollateralized and are derived from revenues earned from clients primarily located in the United States. Management does not believe significant risk exists in connection with concentration of accounts receivable credit at December 31, 2007. As of December 31, 2007, three clients in the aggregate accounted for 41% of the outstanding accounts receivable and as of December 31, 2006, two clients in the aggregate accounted for 24% of the outstanding accounts receivable. In each of 2007, 2006 and 2005, the Company had two customers which accounted for more than 10% of revenue. Revenue from one customer represented approximately 17% of revenue in 2007, 16% in 2006, and 19% in 2005. Revenue from a second customer were 12% in 2007, 10% in 2006 and 13% in 2005.

Development of Software for Internal Use

The Company accounts for the costs of computer software developed or obtained for internal use in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. The Company capitalizes costs of materials, consultants, payroll and payroll related costs for employees incurred in developing internal-use software after certain capitalization criteria are met. These costs are included in computer software in Note 3 below. Amounts capitalized related to internal use software totaled $229,000 and $0 for the years ended December 31, 2007 and 2006, respectively.

Property and Equipment

Property and equipment are carried at cost and are depreciated over the assets estimated useful life, generally three years, using the straight-line method. Depreciation of leasehold improvements is recorded over the shorter of the estimated useful life of the leasehold improvement or the remaining lease term. Expenditures

SOUNDBITE COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

for maintenance and repairs are charged to operations when incurred, while additions and betterments are capitalized. When assets are retired or disposed, the asset’s original cost and related accumulated depreciation are eliminated from the accounts and any gain or loss is reflected in the statement of operations.

Impairment of Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the excess of the asset’s carrying amount over the fair value of the asset, while long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. No impairment losses have been recognized to date as of December 31, 2007.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash, accounts receivable, equipment line of credit, bank line of credit and accounts payable, approximate their fair value because of their short-term nature.

Guarantees: Indemnified Obligations

The Company’s Certificate of Incorporation and By-Laws provide that the Company indemnify its officers and directors for certain events or occurrences that happen by reason of the fact that the officer or director is, was, or has agreed to serve as an officer or director of the Company. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited.

Revenues

Usage-based Fees.  The Company derives substantially all of its revenues by providing AVM services. It provides these services under a usage-based pricing model, with prices calculated on a per-message or, more typically, per-minute basis in accordance with the terms of its pricing agreements with clients. The amount it charges for AVM calls may vary based upon whether the call is one-way, two-way or agentless and the total volume of calls by a client during a calendar month. The Company invoices clients on a monthly basis. Its pricing agreements with clients do not require minimum levels of usage or payments.

Because it provides its solution as a service, the Company recognizes revenue in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Accordingly, amounts are earned when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the client; (3) the amount of fees to be paid by the client is fixed or determinable; and (4) the collection of fees from the client is reasonably assured.

Fees for Ancillary Services.  The Company’s client management organization assists clients in selecting service features and adopting best practices that help clients make the best use of the Company’s on-demand service. The organization provides varying levels of support through these ancillary services, from managing an entire campaign to supporting self-service clients. In some cases, ancillary services may be billed to clients based upon a fixed fee or, more typically, a fixed hourly rate. These billed services typically are of short duration. The billed services do not involve future obligations and do not provide material value beyond supporting use of the Company’s on-demand service. The Company recognizes revenue from these billed services within the calendar month in which the ancillary services are completed.

Revenues attributable to ancillary services represented 1.6%, 2.4% and 4.3% of revenues in the years ended December 31, 2007, 2006 and 2005, respectively, and are expected to constitute less than 3% of annual

SOUNDBITE COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

revenues for the foreseeable future. Because of their past and anticipated immateriality, revenues attributable to ancillary services were not presented as a separate line item in the statements of operations.

Research and Development Costs

The Company expenses research and development costs as incurred.

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. Prior to January 1, 2007, these reserves were recorded when management determined that it was probable that a loss would be incurred related to these matters and the amount of such loss was reasonably determinable. As of January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“Fin No. 48”). As a result, reserves are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. Potential interest and penalties associated with such uncertain tax positions is recorded as a component of income tax expense. To date, the Company has not noted any material uncertain tax positions for which reserves would be required, and as a result adoption of Fin No. 48 did not have a material effect on the consolidated financial statements.

Freestanding Preferred Stock Warrants

Effective January 1, 2006, freestanding warrants and other similar instruments related to shares that are redeemable are accounted for in accordance with Financial Accounting Standards Board (FASB) Staff Position No. 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable (FSP 150-5). Under FSP 150-5, freestanding warrants exercisable for the Company’s redeemable convertible preferred stock were classified as a liability on the Company’s balance sheet as of December 31, 2006. The Company accounted for the adoption of FSP 150-5 as a cumulative change in accounting with a benefit of $28,000, or $0.05 per share, recorded as of January 1, 2006, the date of the Company’s adoption of FSP 150-5. In addition, the original carrying value of the warrants, $332,000 was reclassified to liabilities from redeemable convertible preferred stock. The benefit of $28,000 was calculated as the decrease in fair value of the warrants from the historical carrying value. For the years ended December 31, 2007 and 2006, the Company recorded charges of $352,000 and $177,000, respectively, for the increase in fair value of the warrants.

Upon the closing of the Company’s initial public offering in November 2007, warrants to purchase shares of the Company’s redeemable convertible preferred stock automatically became exercisable to purchase shares of the Company’s common stock and, as a result, were no longer considered a liability subject to FSP 150-5. Accordingly, the carrying value of these warrants as of the offering of $834,000 (which also represented fair value), was reclassified from current liabilities to additional paid-in capital, a component of stockholders’ equity, in the fourth quarter of 2007.

SOUNDBITE COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

Basic and Diluted Income (Loss) Per Share

Income (loss) per share has been computed using the weighted average number of shares of common stock outstanding during each period. Diluted amounts per share include the impact of the Company’s outstanding potential common shares, such as options and warrants (using the treasury stock method) and convertible preferred stock. Potential common shares that are anti-dilutive are excluded from the calculation of diluted income (loss) per common share. The following table sets forth the components of the computation of basic and diluted net income (loss) per common share for the years indicated (dollars in thousands, except share data):

	Years Ended December 31,
	2007	2006	2005

Numerator:
Net income (loss) attributable to common stockholders	$429	$(167)	$1,136

Denominator:
Weighted average shares used in computing net income (loss) per common share — basic	2,859,797	557,063	470,539
Add dilutive securities:
Stock options	1,674,284	—	249,260
Restricted stock	5,078	—	758
Common stock warrants	100,170	—	—
Conversion of redeemable convertible preferred stock	8,138,926	—	8,324,010

Weighted average shares used in computing net income (loss) per common share — diluted	12,778,255	557,063	9,044,567

Potential common shares excluded from the computation of net income (loss) per common share due to being anti-dilutive consist of the following:

	Years Ended December 31,
	2007	2006	2005

Stock options	85,749	1,954,110	566,966
Restricted stock	—	7,040	—
Preferred stock warrants	—	151,645	151,645
Conversion of redeemable convertible preferred stock	—	9,613,942	—

Accounting for Stock-Based Compensation

Prior to January 1, 2006, the Company applied the intrinsic value method of accounting for share-based awards granted to employees. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), on a prospective basis. SFAS 123R requires the use of a fair value method to account for share-based awards granted to employees. The Company also accounts for share-based awards to non-employees using the fair value method.

Under the intrinsic value method, compensation associated with stock awards to employees was determined as the difference, if any, between the fair value of the underlying common stock on the date compensation was measured and the price an employee was required to pay to exercise the award. The measurement date for employee awards was generally the date of grant. Under the fair value method, compensation associated with stock awards is determined based on the estimated fair value of the award, measured using an established option pricing model. The measurement date for employee awards is generally

SOUNDBITE COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

the date of grant. Share-based compensation costs for an employee award are recognized as expense over the employee’s requisite service period, which is generally the vesting period, on a straight-line basis. The measurement date for non-employee awards is generally the date the performance of services is completed.

The Company adopted the provisions of SFAS 123R using the prospective transition method. Under this transition method, non-vested option awards outstanding at January 1, 2006 continue to be accounted for under the minimum value method allowed under SFAS No. 123, Accounting for Stock-Based Compensation. All awards granted, modified or repurchased on or after the date of adoption are accounted for using the measurement, recognition and attribution provisions of SFAS 123R.

The Company has granted stock options to certain consultants and non-employee advisory board members for a fixed number of shares with an exercise price equal to the fair value of the Company’s common stock at the date of grant. Compensation expense from non-employee stock options is calculated using the Black-Scholes option pricing model and is recorded over the vesting period, which approximates the service period. Total compensation expense related to options granted to non-employees was not material for the years ended December 31, 2007, 2006 or 2005.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company will adopt this standard on January 1, 2008. The standard is not expected to have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 allows entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). The Company will adopt this standard on January 1, 2008. The standard is not expected to have a material impact on the Company’s financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (SAB 110). SAB 110 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. The Company currently uses the “simplified” method to estimate the expected term for share option and will continue to do so until there has been sufficient historical experience to provide a reasonable estimate of expected term. SAB 110 is effective for the Company on January 1, 2008.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The Company will be required to adopt SFAS No. 141(R) in the first quarter of fiscal year 2009. Adoption of SFAS No. 141(R) will have no effect on the Company’s reported financial information prior to adoption and will be applicable to any business combination into which the Company enters after adoption.

SOUNDBITE COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

3.  Property and Equipment

Property and equipment as of December 31, 2007 and 2006 consisted of the following (in thousands):

		As of December 31,
		2007	2006

Computer equipment	3 years	$7,733	$6,842
Computer software	3 years	3,041	1,720
Furniture and fixtures	3 years	556	243
Office equipment	3 years	402	222
Leasehold improvements	Lesser of useful life or lease term	539	167

Total		12,271	9,194
Less — accumulated depreciation and amortization		(6,175)	(4,747)

Property and equipment, net		$6,096	$4,447

Depreciation expense for the years ended December 31, 2007, 2006, and 2005 was $2.9 million, $1.9 million and $842,000, respectively.

4.  Debt

On July 2, 2004, the Company amended its loan and security agreement dated January 4, 2001 to provide for a $1.0 million working capital revolving line of credit with a borrowing base of 80% of eligible accounts receivable. On December 3, 2004, the Company amended this agreement to include a $300,000 line of credit for equipment (the equipment line). On August 22, 2005 and July 15, 2006, the Company amended this agreement to increase the equipment line to $2.8 million and $3.8 million, respectively. In connection with the amendment in 2005, the Company issued warrants to the bank to purchase shares of the Company’s Series D Convertible Preferred Stock (see Note 8).

Borrowings under the working capital line bore interest at a rate per annum equal to 1.00% above the prime rate and were collateralized by certain of the Company’s equipment and all of its accounts receivable, investment property and financial assets. At December 31, 2007 and 2006, the amount outstanding under the working capital line was $0 and $889,000, respectively. Borrowings for the equipment line bore interest at a rate per annum equal to 1.50% above the prime rate. At December 31, 2007 and 2006, the amount outstanding under the working capital line was $0 and $2.4 million, respectively.

In July 2007, the Company terminated its then-existing loan and security agreement and refinanced the then principal outstanding balance of $2.3 million under a new loan and security agreement (the credit agreement) with a new financial institution. The credit agreement provides for an equipment line of credit up to $7.5 million and a revolving working capital line of credit for up to the lesser of (a) $1.5 million and (b) 80% of eligible accounts receivable, subject to specified adjustments. The Company may utilize up to $1.0 million of the working capital line for the issuance of letters of credit. Borrowings under the equipment line of credit are payable in installments due through July 2010, and all amounts under the working capital line of credit are due in July 2008. Borrowings under the equipment line bear interest at a rate per annum equal to the prime rate plus 0.5% or 1.0%, depending upon the Company’s liquidity, as defined. Borrowings under the working capital line bear interest at a rate per annum that is 0.25% above the prime rate. All of the borrowings under the credit agreement are secured by a pledge of certain of the Company’s equipment and all of its accounts receivable, investment property and financial assets.

SOUNDBITE COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2007, no amounts were outstanding under the credit agreement and letters of credit totaling $77,000 had been issued. In addition, the Company has a commitment for a letter of credit totaling $426,000 for the benefit of the holder of the Company’s new facilities lease.

At December 31, 2007 and 2006 the Company had $0 and $231,000 outstanding under other credit arrangements with interest rates ranging between 9.3% and 15.8%. These credit arrangements fully expired as of December 31, 2007.

5.  Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2007	2006

Accrued payroll related items	$1,375	$1,152
Accrued telephony	539	533
Accrued professional fees	768	138
Accrued rent and related payments*	199	—
Accrued other	986	723

Total accrued expenses	$3,867	$2,546

*	See Note 6 below

6.	Commitments and Contingencies

The Company has various non-cancelable operating leases, related to its office space and hosting sites, that expire through 2013. Certain leases have fixed rent escalations clauses and renewal options, which are accounted for on a straight-line basis over the life of the lease. Future minimum lease payments under non-cancelable operating leases at December 31, 2007 were as follows (in thousands):

2008	$1,741
2009	816
2010	819
2011	856
2012	892
2013	690

Total future minimum lease payments	$5,814

Total rent expense for office space charged to operations was $485,000, $439,000 and $223,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Total rent expense for hosting sites charged to cost of revenues was $1.3 million, $606,000 and $257,000, for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company has two lease agreements relating to its former corporate headquarters facilities, both of which agreements expire in May 2008. These premises were vacated in September 2007. Included in general and administrative expenses for the year ended December 31, 2007 is a nonrecurring charge of $435,000, which consists of $318,000 to accrue future rent and certain maintenance charges related to the vacated premises and $117,000 to write-off fixed assets that were not transferable to the new headquarters. As of December 31, 2007, future rent and estimated maintenance payable of $199,000 was included in accrued expenses.

SOUNDBITE COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

Litigation and Claims

On October 17, 2007, our counsel and counsel for the underwriters of our initial public offering received a letter on behalf of Universal Recovery Systems, Inc., or URS, alleging that our on-demand AVM solution may be in violation of specified patents owned by URS or U.S. patent claims filed by URS in May 2007 in a pending patent application. On October 23, 2007, URS filed a Statement of Non-Liability in the lawsuit, by which URS and Blake Rice covenant not to assert any claim of patent infringement against us (or any of our controlled affiliates, customers or authorized users) under such existing U.S. patents with respect to our on-demand AVM products currently or previously marketed or sold in the United States. URS’s Statement of Non-Liability does not address the claims of URS with respect to the specified U.S. patent application or two U.K. patents specified in the URS letter.

On October 19, 2007, the Company filed a lawsuit in the federal district court in Massachusetts in which the Company requested a judgment that Universal Recovery Systems, Inc. and its affiliate Blake Rice improperly interfered with its business, including its initial public offering. In connection with this lawsuit, pretrial discovery is ongoing. The Company is unable at this time to estimate the likely outcome of this pending litigation whereby the Company is the plaintiff seeking damages from URS. The Company believes the costs associated with this litigation will not have a material impact on its financial position or liquidity.

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, investigations and litigation. At December 31, 2007 and 2006, the Company did not have any pending claims, charges, investigations or litigation, including the URS litigation discussed above.

SOUNDBITE COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

7.	Redeemable Convertible Preferred Stock

Prior to the initial public offering in November 2007, the Company’s Certificate of Incorporation, authorized the issuance of up to 46,513,420 shares of preferred stock with a par value of $0.001 per share, of which 2,102,190 shares had been designated as Series A Convertible Preferred Stock (“Series A Preferred Stock”), 8,398,068 shares had been designated as Series B Convertible Preferred Stock (“Series B Preferred Stock”), 21,112,997 shares had been designated as Series C Convertible Preferred Stock (“Series C Preferred Stock”), and 14,900,165 shares had been designated as Series D Convertible Preferred Stock (“Series D Preferred Stock”). Upon closing of the initial public offering, all 45,779,304 shares of preferred stock then outstanding were converted into 9,613,942 shares of common stock. Changes in Series A, Series B, Series C and Series D Preferred Stock for the three years ended December 31, 2007 were as follows (dollars in thousands, except share data):

	Series A		Series B		Series C		Series D		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
		Carrying		Carrying		Carrying		Carrying		Carrying
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value

Balance, January 1, 2005	2,055,385	$7,229	8,380,729	$7,353	20,512,821	$8,037	—	$—	30,948,935	$22,619
Issuance of Series D Preferred Stock, net of issuance costs of $75,968	—	—	—	—	—	—	14,830,369	8,424	14,830,369	8,424
Accretion of preferred stock for transaction costs	—	4	—	8	—	6	—	6	—	24
Warrants granted for equipment line of credit	—	—	—	—	—	—	—	9	—	9

Balance, December 31, 2005	2,055,385	7,233	8,380,729	7,361	20,512,821	8,043	14,830,369	8,439	45,779,304	31,076
Accretion of preferred stock for transaction costs	—	7	—	15	—	11	—	11	—	44
Reclassification of preferred stock warrant liability	—	(113)	—	(97)	—	(113)	—	(9)	—	(332)

Balance, December 31, 2006	2,055,385	7,127	8,380,729	7,279	20,512,821	7,941	14,830,369	8,441	45,779,304	30,788
Accretion of preferred stock for transaction costs	—	6	—	13	—	9	—	9	—	37
Mandatory conversion to common stock	(2,055,385)	(7,133)	(8,380,729)	(7,292)	(20,512,821)	(7,950)	(14,830,369)	(8,450)	(45,779,304)	(30,825)

Balance December 31, 2007	—	$—	—	$—	—	$—	—	$—	—	$—

SOUNDBITE COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

8.	Warrants to Purchase Redeemable Convertible Preferred Stock

As of December 31, 2006, the Company had outstanding 734,110 warrants to purchase preferred stock convertible into 151,645 shares of common stock at exercise prices ranging from $0.39 to $3.25 per share of preferred stock. In connection with the initial public offering in November 2007, and the associated conversion of the Company’s outstanding redeemable convertible preferred stock to common stock, the warrants to purchase shares of redeemable convertible preferred stock were converted to warrants to purchase shares of the Company’s common stock. These warrants expire at various dates between November 1, 2008 and November 1, 2010.

Valuations of Warrants

Upon issuing each of the preferred stock warrants, the Company estimated the fair value of the warrant using the Black-Scholes pricing model and amortized to interest expense the value of the warrant over the life (or other appropriate term) of the debt or lease agreement with respect to which the warrant was issued. The Black-Scholes assumptions used by the Company included a fair value of the underlying preferred stock of $0.39 to $3.25 per share and a life of 7 years. As of December 31, 2005, the carrying value of the warrants was $332,000, as follows (in thousands):

	As of December 31, 2005
Redeemable Convertible	Series A	Series B	Series C	Series D
Preferred Stock Warrants	Preferred Stock	Preferred Stock	Preferred Stock	Preferred Stock	Total

Granted for lease agreement	$63	$—	$—	$—	$63
Granted for bank line of credit	51	—	—	—	51
Granted for bank line of credit	—	13	—	—	13
Granted for bank equipment line	—	84	—	—	84
Granted for bank line of credit	—	—	65	—	65
Granted for bank equipment line	—	—	47	—	47
Granted for bank line of credit	—	—	—	9	9

Total	$114	$97	$112	$9	$332

Upon its adoption of FSP 150-5 in 2006, the Company reclassified the carrying value of the preferred stock warrants to a liability and adjusted the warrants to fair value at each reporting period with any increase or decrease in fair value reported in other income (expense). The carrying value and fair value of these warrants of $834,000 was reclassified from current liabilities to additional paid-in capital, a component of stockholders’ equity, upon the closing of the Company’s initial public offering (see Note 1).

9.  Common Stock

Authorized Shares

At December 31, 2007, the Company had authorized 75,000,000 shares of common stock, of which 3,718,577 shares were reserved for future issuance as follows:

Warrants to purchase common stock	151,645
Outstanding options to purchase common stock	2,176,048
Shares reserved for future option grants	1,390,884

3,718,577

Reverse Stock Split

On August 16, 2007, the Company effected a 1-for-5.681818 reverse stock split. All issued and outstanding shares of common stock and per share amounts have been retroactively adjusted to reflect this reverse stock split.

SOUNDBITE COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

Initial Public Offering

On November 6, 2007, the Company completed an initial public offering of 4,947,022 shares of its common stock, including 230,000 shares sold pursuant to the underwriters’ exercise of their over-allotment option on December 5, 2007, at a price of $8.00 per share. Net proceeds to the Company were approximately $33.5 million after deducting the underwriting discount of $2.8 million and other expenses attributable to the initial public offering of $3.3 million. Upon the closing of the offering, all shares of redeemable convertible preferred stock then outstanding automatically converted into 9,613,942 shares of common stock.

Stock Options

2000 Stock Incentive Plan

Under the Company’s 2000 Stock Option Plan (the 2000 Plan), the Company was permitted to grant incentive stock options and nonqualified stock options to purchase up to 2,749,083 shares of common stock. The options generally vest ratably over four years and expire no later than ten years after the date of grant. Upon completion of the Company’s initial public offering, no further stock options are to be granted under the 2000 Plan.

2007 Stock Incentive Plan

In August 2007, the Company’s Board of Directors approved the SoundBite Communications, Inc. 2007 Stock Incentive Plan (the 2007 Plan), which became effective upon completion of the Company’s initial public offering. The 2007 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. The number of shares of common stock that may be issued under the 2007 Plan equals the sum of 1,500,000 shares of common stock plus any shares of common stock subject to awards outstanding under the Company’s 2000 Stock Option Plan at the time of the closing of the initial public offering which awards expire, terminate, or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right. In addition, the 2007 Plan provides for an annual increase in the number of shares available for issuance under the 2007 Plan on the first day of each year from 2008 through 2017. The options generally vest ratably over four years and expire no later than ten years after the date of grant.

At December 31, 2007, there were 1,390,884 shares available for grant under the 2007 Plan. Stock option activity under both the 2000 and 2007 Plans during the years ended December 31, 2007, 2006 and 2005 was as follows:

	Year Ended December 31,
	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding — beginning of year	1,954,110	$0.570	1,728,272	$0.461	1,285,259	$0.427
Granted	299,658	7.596	616,969	0.974	608,415	0.505
Exercised	(38,453)	0.404	(121,235)	0.492	(41,947)	0.361
Forfeited	(39,267)	2.102	(269,896)	0.828	(123,455)	0.363

Outstanding — end of year	2,176,048	$1.512	1,954,110	$0.570	1,728,272	$0.461

Exercisable — end of year	1,438,970	$0.683	1,025,811	$0.466	696,602	$0.491

The weighted average grant date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $5.29, $0.68, and $0.11, respectively. The intrinsic value of options exercised during the

SOUNDBITE COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

years ended December 31, 2007, 2006 and 2005 was $265,000, $539,000 and $0, respectively. The aggregate intrinsic value of options outstanding as of December 31, 2007 was $11.7 million. The intrinsic value of an option was calculated as (a) the difference between the fair value as of the Company’s common stock at December 31, 2007 and the exercise price of the option, multiplied by (b) the number of shares subject to such option.

Options outstanding that had vested or were expected to vest as of December 31, 2007 was as follows (in thousands, except per share and share data):

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Price	Term (In Years)	Value

Vested	1,438,970	$0.683	6.48	$8,947
Expected to vest	605,141	$3.132	8.59	$2,280

The following table summarizes information about stock options outstanding at December 31, 2007:

			Options Vested and
			Currently
	Options Outstanding		Exercisable
		Weighted-		Weighted-
		Average		Average
		Remaining		Remaining
	Number of	Contractual	Number of	Contractual
Exercise Price	Options	Life (Years)	Options	Life (Years)

$0.35 - $0.69	1,515,437	6.47	1,262,659	6.23
$1.01 - $4.95	407,395	8.45	150,135	8.13
$6.95 - $11.88	253,216	9.54	26,176	9.21

Total	2,176,048	7.19	1,438,970	6.48

Under the 2000 Plan, option recipients are permitted to exercise options in advance of vesting. Any options exercised in advance of vesting result in the option holders receiving restricted stock, which is then subject to vesting under the respective option’s vesting schedule. Restricted stock that is not vested is subject to a right of repurchase by the Company from any option holder who is an employee and who leaves the Company (either voluntarily or involuntarily), at the original price paid by the option holder at the time the options were exercised. Under the 2007 Plan, option holders are not permitted to exercise options in advance of vesting.

The activity of non-vested shares of restricted stock as a result of early exercises of options granted to employees during 2007 is as follows:

		Weighted Average
		Grant Date
Non-Vested Shares	Shares	Fair Value

Non-vested as of January 1, 2007	7,040	$0.49
Vested	(2,640)	0.49

Non-vested as of December 31, 2007	4,400	$0.49

Effective January 1, 2006, the Company adopted SFAS 123R using the prospective transition method of application; accordingly, prior period financial statements have not been restated. Compensation expense recognized in 2006 and 2007 included the cost associated with stock options granted on and subsequent to January 1, 2006. Stock options granted by the Company prior to that time continue to be accounted for in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

SOUNDBITE COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

For the years ended December 31, 2007 and 2006, the Company used the Black-Scholes option pricing model to value option grants and determine the related compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates.

The Company estimates expected volatility based on that of the Company’s publicly traded peer companies and expects to continue to do so until such time as the Company has adequate historical data. The comparable peer companies selected are publicly traded companies with similar operations as determined by the Company’s Board of Directors. Management believes that the historical volatility of the Company’s stock price does not best represent the expected volatility of the stock price. The Company intends to continue to consistently use the same group of publicly traded peer companies to determine volatility in the future until such time that sufficient information regarding the volatility of its share price becomes available or that the selected companies are no longer suitable for this purpose.

The risk-free interest rate used within the Black Scholes model for each grant is equal to the U.S. Treasury seven-year monthly Treasury bill rate, the term of which approximates the expected life of the option.

The expected term of the options granted was determined based on the simplified method in accordance with SEC Staff Accounting Bulletin No. 107 in which the expected term is equal to the average of the vesting term and the original contractual term.

SFAS 123R requires that the Company recognize compensation expense for only the portion of options that are expected to vest. Therefore, the Company has estimated expected forfeitures of stock options with the adoption of SFAS 123R. The estimated forfeiture rate was based upon an analysis of the Company’s historical data. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

The following table provides the assumptions used in determining the fair value of the share-based awards:

	Year Ended December 31,
	2007	2006

Risk Free Rate	4.50 - 5.71%	4.37 - 5.08%
Expected Life	6.02 - 6.25 years	6.02 - 6.25 years
Expected Volatility	75.3%	78.4%
Expected Dividend Yield	0%	0%
Forfeiture Rate	17.9%	18.9%

In determining the exercise prices for options granted, the Company’s Board of Directors considered the fair value of the common stock as of the measurement date. Prior to the Company’s initial public offering, the fair value of the common stock was determined by the Board of Directors after considering a broad range of factors, including the illiquid nature of an investment in the Company’s common stock, the Company’s historical financial performance and financial position, the Company’s future prospects and opportunity for liquidity events, and sale and offer prices of redeemable convertible preferred stock in private transactions negotiated at arm’s length. In addition, the Board of Directors considered valuation reports of Shields & Company, Inc., an independent, third-party investment banking firm, delivered in connection with certain of the option grant dates during 2006 and 2007. Subsequent to the Company’s initial public offering, the fair value of the Company’s common stock, as defined in the 2007 Plan, is the closing price of the security as listed on the Nasdaq securities exchange on the date of grant.

Compensation expense associated with share-based awards amounted to $318,000 and $59,000 for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007 the total compensation cost related to stock-based awards granted under SFAS 123R to employees and directors but not yet amortized was $1.0 million, net of estimated forfeitures. These costs will be amortized on a straight-line basis over a weighted average period of 3.28 years.

SOUNDBITE COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

During the years ended December 31, 2007 and 2006, the Company recorded $0 and $5,000 of stock-based compensation related to options granted to non-employees.

As a result of the reverse stock split in 2007 whereby the exercise price and number of options were adjusted to reflect the split, it was determined that a modification of all outstanding common stock options had occurred. Under the provisions of FAS 123R, a modification requires the measurement of the fair value of an equity award both prior to and after the modification. Any incremental fair value would be accounted for as stock-based compensation. There was no incremental fair value as a result of the modification to the stock options and no additional compensation expense was recorded.

The following table presents stock-based compensation expense included in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2007	2006

Cost of revenues	$6	$1
Research and development	17	6
Sales and marketing	120	28
General and administrative	175	29

Total stock-based compensation	$318	$64

10.  Income Taxes

The Company’s provision for income taxes for the years ended December 31, 2007, 2006 and 2005 are as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005

Current tax expense	$56	$—	$—
Deferred tax expense (benefit)	(116)	60	145
Research credits generated	(162)	(4)	(144)
Net operating losses utilized	851	290	639
Valuation allowance increase (decrease)	(573)	(346)	(640)

Total	$56	$—	$—

In 2007 the Company utilized a portion of its net operating loss and credit carryforwards to partially reduce its tax provision. A reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate for the years ended December 31, 2007, 2006 and 2005 is as follows:

	December 31,
	2007	2006	2005

Tax at U.S. federal statutory rate	34.0%	(34.0)%	34.0%
State taxes, net of federal benefit	3.6	—	6.3
Non-deductible items-meals	10.9	41.1	2.3
Non-deductible items-stock options	13.0	17.4	2.8
Non-deductible items-warrants	22.9	42.2	—
Canadian subsidiary loss	(0.7)	—	—
Change in valuation allowance (including use of net operating loss)	(72.8)	(66.7)	(45.4)

	10.9%	—%	—%

SOUNDBITE COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows (in thousands):

	As of December 31,
	2007	2006

Deferred tax assets:
Net operating loss carryforwards	$6,197	$7,048
Accounts receivable	71	44
Accrued expenses	110	127
Research and development credits	911	749
Depreciation	144	38

Deferred tax assets	7,433	8,006
Valuation allowance	(7,433)	(8,006)

Total deferred tax assets	$—	$—

Income tax expense for the year ended December 31, 2007, principally relates to federal alternative minimum tax and state income tax in states where we did not have net operating loss carryforwards to offset taxable income.

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence both, positive and negative, management has determined that a $7.4 million and $8.0 million valuation allowance at December 31, 2007 and 2006, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The increase (decrease) in the valuation allowance was $(573,000), $(346,000) and $(640,000) in the years ended December 31, 2007, 2006 and 2005 respectively.

At December 31, 2007, the Company has available federal and state net operating loss carryforwards of approximately $17.0. million and $6.4 million, respectively, which will begin to expire between 2008 and 2027. In addition, the Company has federal and state tax credits of approximately $647,000 and $400,000 respectively, which will expire between 2017 and 2027. Ownership changes, as defined by the Internal Revenue Code, may substantially limit the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income. The Company believes that ownership changes occurred in 2000 and 2001 and, as a result, may potentialy reduce its net operating loss carryforwards and its tax credits by $6.8 million and $225,000, respectively. Subsequent ownership changes could further limit the amount of net operating loss and tax credit carryforwards that can be used in future years. Such annual limitations could result in the expiration of net operating loss and tax credit carryforwards before utilization.

The tax years 2000 through 2006 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the United States (“U.S.”), as carryforwad attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service (“IRS”) or state tax authorities if they have or will be used in a future period. The Company is currently under examination by the IRS for the tax year ended December 31, 2006. The Company recognizes both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company has not recorded any interest or penalties on any unrecognized tax benefits since its inception. The Company does not believe material uncertain tax positions have arisen to date, and as a result, no reserves for these matters have been recorded.

SOUNDBITE COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

11.  Benefit Plan

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code. Participants may contribute up to a maximum percentage of their annual compensation to this plan as determined by the Company, limited to a maximum annual amount set by the Internal Revenue Service. The Company did not make any matching contributions to this plan during the years ended December 31, 2007, 2006 and 2005.

12.	Subsequent event (unaudited)

On February 26, 2008, the Company completed the acquisition of substantially all of the assets of Mobile Collect, Inc. Mobile Collect is a privately held company that provides text messaging and mobile communications solutions. The acquisition includes cash payments of approximately $500,000 upon closing and contingent milestone cash payments of up to $2 million. The acquisition will be accounted for as a business combination and will be recorded in the first quarter of 2008.

13.	Selected Quarterly Financial Data (unaudited)

	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2007	2007	2007	2007
	(In thousands except per share data)

Revenues	$8,761	$9,338	$10,067	$11,326
Cost of revenues	3,165	3,695	3,619	3,780
Gross profit	5,596	5,643	6,448	7,546
Net income (loss)(1)	(839)	428	(277)	1,154
Basic earnings per share(1)	(1.36)	0.65	(0.44)	0.12
Diluted earnings per share(1)	(1.36)	0.03	(0.44)	0.08

	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2006	2006	2006	2006

Revenues	$5,178	$6,998	$7,779	$9,114
Cost of revenues	1,940	2,088	2,583	2,894
Gross profit	3,238	4,910	5,196	6,220
Income (loss) before cumulative change in accounting	(476)	152	10	163
Cumulative change in accounting	28	—	—	—
Net income (loss)(2)	(448)	152	10	163
Basic earnings per share(2)	(0.91)	0.26	0.00	0.23
Diluted earnings per share(2)	(0.91)	0.01	0.00	0.01

(1)	Net income (loss) and basic and diluted earnings per share include the effect of (charges) income related to the change in fair value of the Company’s Preferred Stock Warrants for each of the four quarters ended December 31, 2007 as follows: ($808,000), $251,000, ($389,000) and $595,000, respectively.

(2)	Net income (loss) and basic and diluted earnings per share include the effect of charges of ($177,000) related to the change in fair value of the Company’s Preferred Stock Warrants for the quarter ended December 31, 2006.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1. Consolidated Financial Statements

2. Financial Statement Schedules

All schedules are omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this filing.

				Incorporated by Reference
Exhibit			Filed		Filing Date	Exhibit
Number		Description of Exhibit	Herewith	Form	with SEC	Number

3.1		Restated Certificate of Incorporation of the Registrant		10-Q	November 14, 2007	3.1
3.2		Amended and Restated By-Laws of the Registrant		S-1	October 15, 2007	3.4
4.1		Specimen certificate for shares of common stock of the Registrant		S-1	October 15, 2007	4.1
10.1		Lease dated May 18, 2007 between RAR2-Crosby Corporate Center QRS, Inc. and the Registrant		S-1	October 15, 2007	10.19
10.2		Agreement dated as of August 29, 2003, as amended, between the Registrant and Internap Network Services Corporation		S-1	October 15, 2007	10.3
10.3		Agreement dated as of October 9, 2004, between the Registrant and ColoSpace, Inc.		S-1	October 15, 2007	10.4
10.4		Loan and Security Agreement dated as of July 19, 2007 between Silicon Valley Bank and the Registrant		10-Q	November 14, 2007	10.7
10.5		Investors’ Rights Agreement dated as of June 17, 2005, among the Registrant, the Investors named therein, John McDonough and David Parker, as amended		S-1	October 15, 2007	4.2
10	.6†	2007 Stock Incentive Plan of the Registrant		S-1	October 15, 2007	10.12
10	.7†	Form of Incentive Stock Option Agreement under 2007 Stock Incentive Plan of the Registrant		S-1	October 15, 2007	10.13
10	.8†	Form of Nonstatutory Stock Option Agreement under 2007 Stock Incentive Plan of the Registrant		S-1	October 15, 2007	10.14
10	.9†	Form of Restricted Stock Agreement under 2007 Stock Incentive Plan of the Registrant		S-1	October 15, 2007	10.15
10	.10†	Form of Change in Control Agreement entered into between the Registrant and each of Christopher Hemme, Timothy Segall, Peter Shields and Richard Underwood		S-1	October 15, 2007	10.16
10	.11†	Form of Indemnification Agreement entered into (or to be entered into) between the Registrant and each of its executive officers and directors from time to time		S-1	October 15, 2007	10.17
10	.12†	Summary of 2007 Management Cash Compensation Plan		S-1	October 15, 2007	10.18

Incorporated by Reference
Exhibit			Filed		Filing Date	Exhibit
Number		Description of Exhibit	Herewith	Form	with SEC	Number

10	.13†	Summary of 2008 Management Cash Compensation Plan	X
10	.14†	Compensation Arrangements with Outside Directors (effective November 13, 2007)		10-Q	November 14, 2007	10.6
21.1		List of subsidiaries of Registrant	X
31.1		Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2		Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1		Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350	X

†	Management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(a) of the Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUNDBITE COMMUNICATIONS, INC.

By:	/s/ Peter R. Shields
Peter R. Shields
President and Chief Executive Officer

Date: March 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter R. Shields Peter R. Shields	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2008

/s/ Robert C. Leahy Robert C. Leahy	Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2008

/s/ Christopher A. Hemme Christopher A. Hemme	Vice President, Finance and Treasurer (Principal Accounting Officer)	March 14, 2008

/s/ Eric R. Giler Eric R. Giler	Director	March 14, 2008

/s/ James A. Goldstein James A. Goldstein	Director	March 14, 2008

/s/ Justin J. Perreault Justin J. Perreault	Director	March 14, 2008

/s/ James J. Roszkowski James J. Roszkowski	Director	March 14, 2008

/s/ Regina O. Sommer Regina O. Sommer	Director	March 14, 2008

/s/ Vernon F. Lobo Vernon F. Lobo	Director	March 14, 2008