Form 10-Q
period 2008-03-31
SOUNDBITE COMMUNICATIONS INC
filed 2008-05-15
CIK 1163698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from            to
Commission file number: 001-33790
SoundBite Communications, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	04-3520763
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
22 Crosby Drive
Bedford, Massachusetts 01730
(Address of Principal Executive Offices) (Zip Code)
(781) 897-2500
(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑       No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     As of April 28, 2008, there were 15,257,989 shares of the registrant’s common stock, $.001 par value per share, outstanding.

SOUNDBITE COMMUNICATIONS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SOUNDBITE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$35,918	$35,674
Accounts receivable, net of allowance for doubtful accounts of $176 at March 31, 2008 and December 31, 2007	6,557	7,261
Prepaid expenses and other current assets	1,214	1,309

Total current assets	43,689	44,244

Property and equipment, net	5,867	6,096
Goodwill	156	—
Intangible assets, net	335	—
Other assets	110	149

Total assets	$50,157	$50,489

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$934	$457
Accrued expenses	4,446	3,867

Total liabilities	5,380	4,324

Stockholders’ equity:
Common stock, $0.001 par value — 75,000,000 shares authorized; 15,433,649 shares issued and 15,238,264 shares outstanding at March 31, 2008; 15,420,888 shares issued and 15,225,503 shares outstanding at December 31, 2007	15	15
Additional paid-in capital	65,865	65,720
Treasury stock, at cost —195,385 shares at March 31, 2008 and December 31, 2007	(132)	(132)
Accumulated other comprehensive income (loss)	(10)	4
Accumulated deficit	(20,961)	(19,442)

Total stockholders’ equity	44,777	46,165

Total liabilities and stockholders’ equity	$50,157	$50,489

See notes to the unaudited condensed consolidated financial statements.

SOUNDBITE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2008	2007
Revenues	$10,635	$8,761
Cost of revenues	4,077	3,165

Gross profit	6,558	5,596

Operating expenses:
Research and development	1,286	996
Sales and marketing	4,206	3,514
General and administrative	2,904	1,111
Amortization of intangible assets	15	—

Total operating expenses	8,411	5,621

Operating loss	(1,853)	(25)

Other income (expense):
Interest income	334	72
Interest expense	—	(78)
Warrant charge for change in fair value	—	(808)

Total other income (expense), net	334	(814)

Net loss	(1,519)	(839)
Accretion of preferred stock	—	(11)

Net loss attributable to common stockholders	$(1,519)	$(850)

Net loss per common share attributable to common stockholders:
Basic	$(0.10)	$(1.37)
Diluted	$(0.10)	$(1.37)

Weighted average common shares outstanding — basic and diluted	15,228,090	620,700
See notes to the unaudited condensed consolidated financial statements.

SOUNDBITE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,519)	$(839)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	861	620
Amortization of intangible assets	15	—
Allowance for doubtful accounts	—	36
Change in carrying value of preferred stock warrant liability	—	808
Stock-based compensation	136	46
Change in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	754	(287)
Prepaid expenses and other current assets	95	(665)
Other assets	39	—
Accounts payable	528	(34)
Accrued expenses	579	488

Net cash provided by operating activities	1,488	173

Cash flows from investing activities:
Acquisition of business	(559)	—
Purchases of property and equipment	(682)	(888)

Net cash used in investing activities	(1,241)	(888)

Cash flows from financing activities:
Repayments of equipment and bank line of credit	—	(441)
Proceeds from issuance of common stock upon exercise of stock options	9	1

Net cash provided by (used in) financing activities	9	(440)

Effect of exchange rate changes on cash and cash equivalents	(12)	—

Net increase (decrease) in cash and cash equivalents	244	(1,155)
Cash and cash equivalents, beginning of period	35,674	7,251

Cash and cash equivalents, end of period	$35,918	$6,096

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$80

Supplemental disclosure of non-cash investing and financing activities:
Accretion of redeemable convertible preferred stock	$—	$11

Property and equipment, included in accounts payable	$31	$328

See notes to the unaudited condensed consolidated financial statements.

SOUNDBITE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. NATURE OF BUSINESS
SoundBite Communications, Inc. (the Company) develops and markets on-demand, integrated multi-channel communications solutions consisting primarily of automated voice messaging (AVM) services and also email and text messaging services. These services are delivered over existing telephony networks and are primarily used to establish, execute, manage and measure the effectiveness of customer communications campaigns for collections, customer care, and sales and marketing processes. The Company was incorporated in Delaware in 2000 and its principal executive offices are located in Bedford, Massachusetts. The Company conducts its business primarily in the United States.
2. BASIS OF PRESENTATION
The accompanying unaudited balance sheet as of March 31, 2008, statements of operations for the three months ended March 31, 2008 and 2007 and of cash flows for the three months ended March 31, 2008 and 2007 and related interim information contained in the notes to the financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements include all adjustments, consisting of normal and recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2008 and its results of operations for the three months ended March 31, 2008 and 2007 and its cash flows for the three months ended March 31, 2008 and 2007. The results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008. These Condensed Consolidated Financial Statements should be read in conjunction with the audited annual financial statements and notes thereto as of and for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K filed with the SEC.
3. ACQUISITION
On February 26, 2008, the Company acquired substantially all of the assets of Mobile Collect, Inc. Mobile Collect was a privately held company that provided text messaging and mobile communications solutions. The Company acquired these assets with the goal of supplementing the Company’s service capabilities to include Free-To-End-User text messaging. The acquisition included cash payments of $500,000 upon closing and contingent cash payments of up to $2 million payable through 2013 upon Mobile Collect achieving certain established financial targets. The acquisition has been accounted for in accordance with SFAS No. 141, Business Combinations, and accordingly, the results of operations of Mobile Collect have been included in the accompanying financial statements as of the date of acquisition. Pro forma results of Mobile Collect’s operations have not been presented because the effect of this acquisition was not material.
The purchase price has been allocated to the tangible and intangible assets acquired based on fair value, with any excess recorded as goodwill. The acquisition was a taxable transaction so the acquired intangibles and goodwill will be deductible for income tax purposes. These estimates of fair value are preliminary as intangible valuations are not yet finalized. The components of the purchase price allocation are as follows (in thousands):

Purchase Price:
Cash paid	$500
Transaction costs	59

Total	$559

Allocations:
Current assets	$53
Intangible assets:
Customer relationships	320
Non-compete agreements	20
Technology	10
Goodwill	156

Total assets acquired	$559

The Company is amortizing its identifiable intangible assets over their estimated useful lives of two to five years using methods that most closely relate to the depletion of these assets. Estimated annual amortization expense for the next five years related to the intangible assets acquired in connection with the Mobile Collect transaction is as follows (in thousands):

Year ending
December 31,	Amount
2008	$145
2009	126
2010	63
2011	12
2012	4

Total	$350

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
Revenues
The Company derives substantially all of its revenues by providing AVM services. It provides the AVM services, as well as text and email services, under a usage-based pricing model, with prices calculated on a per-message or per-minute basis in accordance with the terms of its pricing agreements with clients. The Company invoices clients on a monthly basis. Its pricing agreements with clients do not require minimum levels of usage or payments.
The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the client; (3) the amount of fees to be paid by the client is fixed or determinable; and (4) the collection of fees from the client is reasonably assured.

The Company’s client management organization assists clients in selecting service features and adopting best practices that help clients make the best use of the Company’s on-demand services. The organization provides varying levels of support through these ancillary services, from managing an entire campaign to supporting self-service clients. In some cases, ancillary services may be billed to clients based upon a fixed fee or, more typically, a fixed hourly rate. These billed services typically are of short duration. The billed services do not involve future obligations and do not provide material value beyond supporting use of the Company’s on-demand services. The Company recognizes revenue from these billed services within the calendar month in which the ancillary services are completed. Revenues attributable to ancillary services are not material and accordingly were not presented as a separate line item in the statements of operations.
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
Comprehensive Income (loss)
Comprehensive income (loss) consists of net income or loss and foreign currency translation adjustments.
Goodwill
The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). Under SFAS No. 142, goodwill and certain intangible assets with indefinite lives are not amortized, but instead are reviewed for impairment annually or more frequently if impairment indicators arise. The Company evaluates goodwill on an annual basis for impairment and has selected November as the annual impairment testing date.
Intangible Assets
Intangible assets consist of customer relationships, non-compete agreements and developed acquired technology (see note 3). These assets are carried at cost less accumulated amortization and are amortized over their estimated useful lives of two to five years using methods that most closely relate to the depletion of these assets.
Freestanding Preferred Stock Warrants
Freestanding warrants and other similar instruments related to shares that are redeemable are accounted for in accordance with Financial Accounting Standards Board (FASB) Staff Position No. 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable (FSP 150-5). Under FSP 150-5, freestanding warrants exercisable for redeemable convertible preferred stock are classified as a liability on the balance sheet. For the period ended March 31, 2007, the Company recorded a charge of $808,000 for the increase in the value of the warrants to purchase the Company’s convertible preferred stock.
Upon the closing of the Company’s initial public offering in November 2007, warrants to purchase shares of the Company’s convertible preferred stock automatically became exercisable to purchase shares of the Company’s common stock and, as a result, were no longer subject to FSP 150-5.
Net Loss per Common Share Attributable to Common Stockholders
Net loss per common share attributable to common stockholders has been computed using the weighted average number of shares of common stock outstanding during each period. Basic and diluted shares outstanding were the same for the periods presented as the impact of all potentially dilutive securities outstanding was anti-dilutive. The following table presents the potentially dilutive securities outstanding that were excluded from the computation of diluted net loss per common share because their inclusion would have had an anti-dilutive effect:

	March 31,
	2008	2007
Stock options	2,616,078	2,111,388
Restricted stock	3,740	6,380
Warrants	151,645	151,645
Redeemable convertible preferred stock	—	9,613,942

Total	2,771,463	11,883,355

Income Taxes
The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based upon the temporary differences between the financial reporting and tax bases of liabilities and assets and for loss and credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided to the extent that realization of net deferred tax assets is not considered to be more likely than not. Realization of the Company’s net deferred tax assets is contingent upon generation of future taxable income. Due to the uncertainty of realization of the tax benefits, the Company has provided a valuation allowance for the full amount of its net deferred tax assets. The Company has not recorded any provision or benefit for income taxes for any period presented in the accompanying financial statements due to its net operating losses and uncertainty as to the realizability of the resulting carryforwards of these losses and of its deferred tax assets.
The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues as required by Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes. Reserves are based on a determination of whether and how much a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. Potential interest and penalties associated with such uncertain tax positions is recorded as a component of income tax expense. To date, the Company has not noted any material uncertain tax positions for which reserves would be required.
Accounting for Stock-Based Compensation
The Company accounts for stock-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R). Under SFAS 123R, stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. The Company estimates the fair value of each stock-based award on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield.
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for financial assets and liabilities did not have an impact on the consolidated financial position, results of operations or cash flows of the Company. The adoption of SFAS No. 157 for nonfinancial assets and liabilities, in the first quarter of 2009, also is not expected to have an impact on the consolidated financial position, results of operations or cash flows of the Company upon adoption.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 allows entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). SFAS 159 was effective for the Company beginning in the first quarter of fiscal 2008. The Company has elected not to carry any financial asset or liabilities at fair value. Therefore, the adoption of SFAS 159 in the first quarter of fiscal 2008 did not impact the consolidated financial position, results of operations or cash flows of the Company.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No.141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The Company will be required to adopt SFAS No. 141(R) in the first quarter of fiscal year 2009. Adoption of SFAS No. 141(R) will have no effect on the Company’s reported financial information prior to adoption and will be applicable to any business combination into which the Company enters after adoption.
5. COMMON STOCK
Stock-based Compensation
Data pertaining to stock option activity under the Company’s stock incentive plans during the three months ended March 31, 2008 is as follows (dollars in thousands, except per share data):

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual Life	Intrinsic
	Options	Price	(Years)	Value
Outstanding — December 31, 2007	2,176,048	$1.51
Granted	472,300	4.87
Exercised	(12,761)	0.70
Canceled	(19,509)	4.13

Outstanding – March 31, 2008	2,616,078	$2.10	7.48	$7,318

Vested and Exercisable	1,502,928	$0.74	6.30	$6,257
Expected to Vest	935,157	$3.95	9.06	$891
The following table provides the assumptions used in determining the fair value of the share-based awards.

	Three Months Ended March 31,
	2008	2007
Risk-Free Rate	2.71 - 3.21%	4.68-5.05%
Expected Life	6.02 - 6.25 years	6.02-6.25 years
Expected Volatility	62.6%	78.4%
Expected Dividend Yield	0%	0%
The Company recorded compensation expense associated with share-based awards of $136,000 and $46,000 during the three months ended March 31, 2008 and 2007, respectively. These amounts were based on awards ultimately expected to vest and reflect an estimate of awards that will be forfeited. For the three months ended March 31, 2008, the total compensation cost related to stock-based awards granted under SFAS 123R to employees and directors but not yet amortized was $1.9 million, net of estimated forfeitures. These costs will be amortized on a straight-line basis over a weighted average period of 3.5 years.
The following tables presents stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Cost of revenues	$3	$1
Research and development	10	3
Sales and marketing	68	16
General and administrative	55	26

Total stock-based compensation	$136	$46

6. SUBSEQUENT EVENT
On May 1, 2008, Universal Recovery Systems, Inc. (URS) filed a complaint against the Company in the federal district court in Minnesota. The complaint alleges that (i) a Statement of Non-Liability filed by URS with the Massachusetts federal district court on October 23, 2007 (such Statement of Non-Liability was filed in connection with a lawsuit filed by the Company on October 19, 2007 in the Massachusetts federal district court alleging, among other things, that URS improperly interfered with the Company’s business, including its initial public offering) was so filed in reliance on false representations made by the Company and (ii) the Company is infringing a patent issued to URS. The Statement of Non-Liability filed by URS provides that URS and Blake Rice, URS’s CEO, covenant not to assert any claim of patent infringement against the Company (or any of the Company’s controlled affiliates, customers or authorized users) under certain U.S. patents owned by URS with respect to the Company’s on-demand AVM products, as of October 23, 2007, currently or previously marketed or sold in the United States. URS has requested (i) rescission of its previously filed Statement of Non-Liability, (ii) an order restricting the Company from using or selling services that infringe such patent and (iii) unspecified damages for the Company’s fraudulent misrepresentations and for infringing such patent. The Company is currently unable to predict the outcome of these matters. The Company believes it has meritorious defenses and intends to vigorously contest the claims. As such, no amount have been accrued in respect to this contingency. For additional information about legal proceedings to which the Company is subject, see Part II, Item 1 “Legal Proceedings” elsewhere in this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Investors should read the following discussion in conjunction with our financial statements and related notes appearing elsewhere in this report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause our actual results to differ materially from our expectations. Use of words such as “believes,” “continues,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “should,” “likely”, “targeting” or similar expressions indicates a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Factors that could cause differences from our expectations include those described in Part II, Item 1A. “Risk Factors” below and elsewhere in this report.
Overview
SoundBite Communications develops and markets on-demand, integrated multi-channel communications solutions consisting primarily of automated voice messaging, or AVM services, and also email and text messaging services. Organizations can employ our services to establish, execute, manage, and measure the effectiveness of customer communication campaigns for a variety of collections, customer care, and sales and marketing processes. We sell our services primarily through our direct sales force. Our clients are located principally in the United States, with a limited number located in Canada and the United Kingdom.
Our strategy for achieving long-term, sustained growth in our revenues and net income is focused on building upon our leadership position in the AVM market and using our on-demand platform to extend our service by, for example, developing new features and complementary services targeted to enable mission critical applications across a number of industries. In line with this strategy, in February 2008 we acquired substantially all of the assets of Mobile Collect, a provider of Free-To-End-User or FTEU text messaging. We intend to market these services across industries such as collections, financial services, retail and telecommunications.
We derive, and expect to continue to derive for the foreseeable future, a substantial portion of our revenues by providing our AVM services to businesses, governments and other organizations. In order to succeed, we must successfully develop and market additional communications solutions such as our text and email services and also must expand the depth and number of our client relationships. We will continue our efforts to expand our presence in collection agencies and large in-house, or first-party, collection departments, while beginning to leverage our existing first-party relationships with large businesses to facilitate introductions and sales to other functional groups within those businesses.
Description of Our Revenues, Costs and Expenses
Revenues
We derive substantially all of our revenues by providing AVM services. We provide these services, as well as text and email services, under a usage-based pricing model, with prices calculated on a per-message or per-minute basis in accordance with the terms of its pricing agreements with clients. We invoice clients on a monthly basis.
Our pricing agreements with clients do not require minimum levels of usage or payments. Each executed message represents a transaction from which we derive revenue, and we therefore recognize revenue based on actual usage within a calendar month. We do not recognize revenue until we can determine that persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and we deem collection to be probable.
Cost of Revenues
Cost of revenues consists primarily of telephony charges, as well as depreciation expenses for our telephony infrastructure and expenses related to hosting and providing support for our platform. Cost of revenues also includes compensation expense for our operations personnel. As we continue to grow our business and add features and complementary services to our platform, we expect cost of revenues will continue to increase on an absolute dollar basis. We currently are targeting a quarterly gross margin of 61% to 64% for the foreseeable future. Our target gross margin range has decreased from our previous projections due to slower-than-expected revenue growth and increased pricing pressures experienced in the first quarter of 2008. Our gross margin for a quarter may vary significantly from our target for a number of reasons, including the mix of types of messaging campaigns executed during the quarter and the extent to which we build our infrastructure through, for example, significant acquisitions of hardware or material increases in leased data center facilities.
Operating Expenses
Research and Development. Research and development expenses consist primarily of compensation expenses and depreciation expense of certain equipment related to the development of our services. We have historically focused our research and development efforts on improving and enhancing our platform as well as developing new features and functionality. We expect that in the future, research and development expenses will increase on an absolute dollar as we anticipate upgrading and extending our service offerings and developing new technologies. Due to slower than expected revenue growth, our previous projection that research and development expenses would remain relatively constant or decrease as a percentage of revenue has changed. We now expect research and development expenses will increase as a percentage of revenues for the full year 2008 as compared to the full year 2007.
Sales and Marketing. Sales and marketing expenses consist primarily of compensation for our sales and marketing personnel, including sales commissions, as well as the costs of our marketing programs. We plan to further develop our marketing strategy and activities to extend brand awareness and generate additional leads for our sales staff. As a result, we expect that our sales and marketing expenses will increase on an absolute dollar basis as we continue to leverage the growth in our sales and marketing organization. Due to slower than expected revenue growth, our previous projection that sales and marketing expenses would decrease as a percentage of revenue has changed. We now expect sales and marketing expenses to remain relatively constant or decrease as a percentage of revenues for the full year 2008 as compared to the full year 2007.
General and Administrative. General and administrative expenses consist of compensation expenses for executive, finance, accounting, administrative and management information systems personnel, accounting and legal professional fees and other corporate expenses. We expect that during 2008 and for some period of time thereafter, general and administrative expenses will increase on an absolute dollar basis, as we incur additional costs associated with being a public company. In particular, we will continue to incur costs to implement and maintain new financial systems and to hire additional personnel to enable us to meet our financial reporting and regulatory compliance requirements, including those under the Sarbanes-Oxley Act. In addition, we anticipate incurring additional legal costs in conjunction with the lawsuit we filed in 2007 against Universal Recovery Systems, Inc., or URS, and a recent suit filed against us by URS, each as described below in Part II, Item 1 – Legal Proceedings. Due to slower than expected revenue growth and costs incurred in conjunction with our lawsuit against URS, our previous projection that general and administrative expenses as a percentage of revenue would be consistent with 2007 has changed. We now expect general and administrative expenses to increase as a percentage of revenues for the full year 2008 as compared to the full year 2007.
Amortization of Intangible Assets. Amortization of intangible assets includes the amortization of intangible assets resulting from our purchase of substantially all of the assets of Mobile Collect in February 2008. Approximately $350,000 of the purchase price was allocated to customer relationships, non-compete agreements and developed acquired technology, and is being amortized over the assets estimated useful lives ranging from two to five years.

Results of Operations
The following table sets forth selected statements of operations data for the three months ended March 31, 2008 and 2007 indicated as percentages of revenues.

	Three Months Ended March 31,
	2008	2007
Statement of Operations Data:
Revenues	100.0%	100.0%
Cost of revenues	38.3	36.1

Gross margin	61.7	63.9
Operating expenses:
Research and development	12.1	11.4
Sales and marketing	39.6	40.1
General and administrative	27.3	12.7
Amortization of intangible assets	0.1	—

Total operating expenses	79.1	64.2

Operating loss	(17.4)	(0.3)
Total other income (expense), net	3.1	(9.3)

Net loss	(14.3)%	(9.6)%

Comparison of Three Months Ended March 31, 2008 and 2007
Revenues

	Three Months Ended March 31,				Quarter-to-
	2008		2007		Quarter Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)
Revenues	$10,635	100.0%	$8,761	100.0%	1,874	21.4%
The $1.9 million growth in revenues for the three months ended March 31, 2008 as compared to the same period in 2007 reflected an increase of $489,000 in revenues from customers from whom we derived revenue in both periods and an increase of $1.4 million in revenues from new customers. Our increased revenue is partly due to higher calling volume driven by the continued focus of our sales and support personnel. The increase in revenues resulting from higher calling volume was partially offset by lower price structure agreements entered into by some of our customers.
Cost of Revenues and Gross Profit

	Three Months Ended March 31,				Quarter-to-
	2008		2007		Quarter Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)
Cost of revenues	$4,077	38.3%	$3,165	36.1%	912	28.8%
Gross profit	6,558	61.7	5,596	63.9	962	17.2
The $912,000 increase in cost of revenues for the three months ended March 31, 2008 as compared to the same period in 2007 consisted of direct costs associated with our efforts to grow both current and future revenues. These direct costs consisted primarily of a $666,000 increase in telephony expense related to higher customer usage and a $130,000 increase in depreciation expense due to additions to our property and equipment infrastructure. The decrease in gross margin for the three months ended March 31, 2008 as compared to the same period in 2007 reflects a relative increase in telephony charges for customer AVM calling campaigns.
Operating Expenses

	Three Months Ended March 31,				Quarter-to-
	2008		2007		Quarter Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)
Research and development	$1,286	12.1%	$996	11.4%	$290	29.1%
Sales and marketing	4,206	39.6	3,514	40.1	692	19.7
General and administrative	2,904	27.3	1,111	12.7	1,793	161.4
Amortization of intangible assets	15	0.1	—	—	15	*

Total operating expenses	$8,411	79.1%	$5,621	64.2%	$2,790	49.6%

*	Not meaningful
Research and Development. The $290,000 increase in research and development expenses for the three months ended March 31, 2008 as compared to the same period in 2007 is primarily attributable to a $234,000 increase in employee compensation costs resulting from the addition of personnel.
Sales and Marketing. The $692,000 increase in sales and marketing expenses for the three months ended March 31, 2008 as compared to the same period in 2007 resulted primarily from a $577,000 increase in employee compensation costs attributable to the addition of client management personnel and a $100,000 increase in commission expense due to higher revenues during the period.
General and Administrative. The $1.8 million increase in general and administrative expenses for the three months ended March 31, 2008 as compared to the same period in 2007 consisted principally of (a) a $228,000 increase in employee compensation costs attributable to the addition of personnel (b) a $137,000 increase in depreciation expense for new financial systems and other fixed assets and (c) a $1.2 million increase in professional service costs. Of the $1.2 million increase in professional service costs, $883,000 is attributable to legal fees incurred in conjunction with our lawsuit against URS, and the remaining amount is attributable to various professional service costs related to our being a public company and increased business activity.
Amortization of Intangible Assets. The $15,000 amortization of intangible assets during the period ended March 31, 2008 was due to our acquisition of substantially all of the assets of Mobile Collect in February 2008.

Operating and Other Income (Expense)

	Three Months Ended March 31,				Quarter-to-
	2008		2007		Quarter Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)
Loss from operations	$(1,853)	(17.4)%	$(25)	(0.3)%	$(1,828)	*
Other income (expense):
Interest income	334	3.1	72	0.8	262	363.9%
Interest expense	—	—	(78)	(0.9)	78	*
Other, net	—	—	(808)	(9.2)	808	*

Total other income (expense), net	334	3.1%	(814)	(9.3)%	1,148	*

Net loss	$(1,519)	(14.3)%	$(839)	(2.8)%	$(680)	(80.9)%

*	Not meaningful
The $1.1 million increase in other income (expense) for the three months ended March 31, 2008 as compared to the same period in 2007 resulted primarily from an increase in interest income of $262,000 due to higher cash and cash equivalents due to the proceeds we received in connection with our initial public offering in November 2007, and a decrease in other charges of $808,000. The $808,000 in charges recognized in the three months ended March 31, 2007 were related to the requirement to adjust the fair value of preferred stock warrants. These charges were not recorded in the three months ended March 31, 2008 due to the fact that these warrants were converted to common stock warrants upon the closing of our initial public offering in November 2007. See “Freestanding Preferred Stock Warrants” in Note 4 to the financial statements appearing elsewhere herein.
Liquidity and Capital Resources
Resources
Since our inception, we have funded our operations with proceeds from issuances of preferred stock, borrowings under credit facilities, cash flow from operations, and more recently, from the proceeds from our initial public offering. As of March 31, 2008, we had $35.9 million in cash and cash equivalents, $6.6 million in accounts receivable and $38.3 million in working capital. In addition, we have a credit facility available for our use, which provides an equipment line of credit up to $7.5 million and a revolving working capital line of credit for up to the lesser of (a) $1.5 million or (b) 80% of eligible accounts receivable, subject to specified adjustments. We may utilize up to $1.0 million of the working capital line for the issuance of letters of credit, of which we had utilized $503,000 as of March 31, 2008 in connection with our facility leases. There were no amounts outstanding under the credit facility and we were in compliance with all covenants under the credit facility at March 31, 2008.
We believe our existing cash and cash equivalents, our cash flow from operating activities and borrowings available under our existing credit facility will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future working capital requirements will depend on many factors, including the rates of our revenue growth, our introduction of new features and complementary services for our on-demand services, and our expansion of research and development and sales and marketing activities. To the extent our cash and cash equivalents are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies and products. If additional funding is required, we may not be able to obtain bank credit arrangements or to effect an equity or debt financing on terms acceptable to us or at all.
Operating Cash Flow
Our operating activities generated net cash in the amount of $1.5 million in the three months ended March 31, 2008 reflecting (a) a net loss of $1.5 million adjusted for non-cash charges of $1.0 million consisting primarily of depreciation expense, (b) an increase in accrued expenses and accounts payable of $1.1 million and (c) a decrease in accounts receivable of $754,000. The increase in accrued expenses and accounts payable reflects the growth in our business and the timing of payments to our vendors. The decrease in accounts receivable is due to an improvement in our collection efforts.
Our cash and cash equivalents at March 31, 2008 and as of the date of this report are unrestricted and held for working capital purposes. They were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes.
Requirements
Capital Expenditures
In recent years, we have made capital expenditures primarily to acquire computer hardware and software and, to a lesser extent, furniture and leasehold improvements to support the growth of our business. Our capital expenditures totaled $682,000 in the three months ended March 31, 2008. We intend to continue to invest in our infrastructure in an effort to ensure our continued ability to enhance our platform, introduce new features and complementary services, and maintain the reliability of our network. We also intend to make investments in computer equipment and systems as we add additional personnel and continue to grow our business. We expect our capital expenditures for these purposes will total approximately $3.3 million for the last nine months of 2008.
Contractual Obligations — Acquisition of Mobile Collect
On February 26, 2008, we acquired substantially all of the assets of Mobile Collect, Inc. Mobile Collect was a privately held company that provided text messaging and mobile communications solutions. The acquisition included cash payments of $500,000 upon closing and requires contingent cash payments of up to $2 million payable through 2013 in the event that certain established financial targets are satisfied through the operation of the acquired assets. These payments, if any, will be made every six months commencing September 1, 2008. The quarterly and annual dollar amounts of any payments are currently not quantifiable.
Except for the contingent cash payments that may be required in connection with the acquisition of the assets of Mobile Collect, our contractual obligations have remained substantially unchanged from those reported in our Annual Report on Form 10-K for the year ended December 31, 2007.
Effects of Inflation
Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, the impact of inflation on replacement costs of equipment, cost of revenues and operating expenses, primarily employee compensation costs, may not be readily recoverable in the price of services offered by us.
Off-Balance-Sheet Arrangements
As of March 31, 2008, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the SEC.
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position No. 157-2, Effective Date of FASB Statement No.

157, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, we adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for financial assets and liabilities did not have an impact on our consolidated financial position, results of operations or cash flows. The adoption of SFAS No. 157 for nonfinancial assets and liabilities, in the first quarter of 2009, also is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 allows entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (referred to as the fair value option). SFAS 159 was effective for us beginning in the first quarter of fiscal 2008. We currently do not have any instruments eligible for election of the fair value option. Therefore, the adoption of SFAS 159 in the first quarter of fiscal 2008 did not impact our consolidated financial position, results of operations or cash flows.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. We will be required to adopt SFAS No. 141(R) in the first quarter of fiscal year 2009. Adoption of SFAS No. 141(R) will have no effect on our reported financial information prior to adoption and will be applicable to any business combination we enter into after adoption.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.
At March 31, 2008, we had unrestricted cash and cash equivalents totaling $35.9 million. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.
Item 4. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
On November 5, 2007, URS filed an Amended Motion to Dismiss, asserting that the U.S. District Court for the District of Massachusetts lacked subject matter and personal jurisdiction over this matter and that we failed to state a cognizable claim. We opposed the motion to dismiss. The Court held a hearing on November 27, 2007, at which it denied URS’s Amended Motion to Dismiss, set a schedule for pretrial discovery, and a trial date in May, 2008. On February 5, 2008, URS filed a Motion for Summary Judgment directed at all pending claims. We opposed this motion in an opposition brief filed on February 29, 2008. On April 24, 2008, the Court denied URS’s motion.
Pretrial discovery is ongoing in this matter. We intend to defend vigorously against any claim of infringement by URS regarding the pending U.S. patent application and the existing U.K. patents. The claims of the referenced patent application have not been published or examined by the U.S. Patent and Trademark Office, and URS currently has no enforceable patent rights with respect to the subject matter of the claims of the referenced patent application. Because the application may not be allowed or, if allowed, may have claims of a scope materially different from the pending claims, we are unable to evaluate the effect, if any, that any claims that are ultimately allowed will have on our business or results of operations. See “Item 1A — Risk Factors — Our product development efforts could be constrained by the intellectual property of others, and we could be subject to claims of intellectual property infringement, which could be costly and time-consuming.”

On May 1, 2008, URS filed a complaint with the federal district court in Minnesota alleging that (i) the Statement of Non-Liability filed by URS with the Massachusetts federal district court on October 23, 2007 was so filed in reliance on false representations made by us and (ii) we are infringing one of the URS patents. URS has requested (i) rescission of its previously filed Statement of Non-Liability, (ii) an order restricting us from using or selling services that infringe such patent and (iii) unspecified damages for our fraudulent misrepresentations and for infringing such patent. We believe these claims are without merit and intend to defend vigorously against each claim made by URS in its complaint.
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
Risks Related to Our Business and Industry
If the market for our automated voice messaging services and other on-demand communication services does not develop as we anticipate, our revenues would decline or fail to grow and we could incur operating losses.
We derive, and expect to continue to derive for the foreseeable future, almost all of our revenues by providing our on-demand AVM services to businesses, governments and other organizations. We expect that, in the future, a growing percentage of our revenue will result from the sale of our on-demand e-mail messaging and text messaging services. Due to advances in technology, the market for customer communication products and services continues to evolve, and it is uncertain whether our services will achieve and sustain high levels of demand and market acceptance. In order to succeed, we must increase the usage of our AVM services by existing clients and we must succeed in marketing our AVM and other communications services to additional organizations.
Some organizations may be reluctant or unwilling to use AVM and other on-demand communication products and services for a number of reasons, including the perceived effectiveness of these products and services based on other delivery channels, such as direct mail and web, or other technologies, such as interactive voice response systems and predictive dialers. In addition, organizations may lack knowledge about the potential benefits that these products and services can provide. An organization may determine that it can achieve the same, or a higher, level of performance and results from products and services based on other delivery channels or technologies. Even if an organization determines that our AVM products and other on-demand communication services offer benefits superior to other customer contact products and services, it might not use our products or services because it has previously invested in alternative products or services or in internally developed messaging equipment, because it can obtain acceptable performance and results from alternative products and services available at a lower cost, or because it is unwilling to deliver customer information to a third-party vendor.
If organizations do not perceive the potential and relative benefits of AVM products and other on-demand communication products and services or believe that other customer contact products and services offer a better value because of competitive pricing, the market for our products and services may not continue to develop or may develop more slowly than we expect, either of which would significantly adversely affect our business, financial condition and operating results. Because the markets we sell into are still developing and the manner of this development is difficult to predict, we could make errors in predicting and reacting to relevant business trends, which could harm our operating results.

Defects in our platform, disruptions in our services or errors in execution could diminish demand for our services and subject us to substantial liability.
Our on-demand platform is complex and incorporates a variety of hardware and proprietary and licensed software. Internet-based services such as ours frequently experience disruptions from undetected defects when first introduced or when new versions or enhancements are released. In addition, our recently added text messaging capabilities may hinder the performance of our platform as text messaging functions are incorporated into our platform. From time to time we have found and corrected defects in our platform. Other defects in our platform, or defects in new features, complementary services or upgrades released in the future, could result in service disruptions for one or more clients. Our clients might use our services in unanticipated ways that cause a service disruption for other clients attempting to access their contact list information and other data stored on our platform. In addition, a client may encounter a service disruption or slowdown due to high usage levels of our services. For example, in May 2005 we experienced demand in excess of our then-current capacity, which limited the ability of certain clients to execute their campaigns in their desired timeframes.
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
Because clients use our services for critical business processes, any defect in our platform, any disruption in our services or any error in execution could cause existing or potential clients not to use our services, could harm our reputation, and could subject us to litigation and significant liability for damage to our clients’ businesses.
The insurers under our existing liability insurance policy could deny coverage of a future claim that results from an error or defect in our platform or a resulting disruption in our services, or our existing liability insurance might not be adequate to cover all of the damages and other costs of such a claim. Moreover, we cannot assure you that our current liability insurance coverage will continue to be available to us on acceptable terms or at all. The successful assertion against us of one or more large claims that exceeds our insurance coverage, or the occurrence of changes in our liability insurance policy, including an increase in premiums or imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition and operating results. Even if we succeed in litigation with respect to a claim, we are likely to incur substantial costs and our management’s attention will be diverted from our operations.
Our quarterly operating results can be difficult to predict and can fluctuate substantially, which could result in volatility in the price of our common stock.
Our quarterly revenues and other operating results have varied in the past and are likely to continue to vary significantly from quarter to quarter. Our agreements with clients do not require minimum levels of usage or payments, and our revenues therefore fluctuate based on the actual usage of our services each quarter by existing and new clients. Quarterly fluctuations in our operating results also might be due to numerous other factors, including:
•	our ability to attract new clients, including the length of our sales cycles, or to sell increased usage of our services to existing clients;

•	technical difficulties or interruptions in our services;

•	changes in privacy protection and other governmental regulations applicable to the communications industry;

•	changes in our pricing policies or the pricing policies of our competitors;

•	the financial condition and business success of our clients;

•	purchasing and budgeting cycles of our clients;

•	acquisitions of businesses and products by us or our competitors;

•	competition, including entry into the market by new competitors or new offerings by existing competitors;

•	our ability to hire, train and retain sufficient sales, client management and other personnel;

•	timing of development, introduction and market acceptance of new services or service enhancements by us or our competitors;

•	concentration of marketing expenses for activities such as trade shows and advertising campaigns;

•	expenses related to any new or expanded data centers; and

•	general economic and financial market conditions.
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
We may fail to forecast accurately the behavior of existing and potential clients or the demand for our services. Our expense levels are based, in significant part, on our expectations as to future revenues and are largely fixed in the short term. As a result, we could be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenues. We intend to increase our operating expenses as we anticipate expanding our research and development, sales and marketing, and administrative organizations. The timing of these increases and the rate at which new personnel become productive will affect our operating results, and, in particular, we could incur operating losses in the event of an unexpected delay in the rate at which development, sales personnel or new marketing initiatives become productive.
Variability in our periodic operating results could lead to volatility in our stock price as equity research analysts and investors respond to quarterly fluctuations. Moreover, as a result of any of the foregoing or other factors, our operating results might not meet our announced guidance or expectations of investors and analysts, in which case the price of our common stock could decrease significantly.
Our clients are not obligated to pay any minimum amount for use of our services on an on-going basis, and if they discontinue use of any of our services or do not use our services on a regular basis, our revenues would decline.
The agreements we enter into with clients do not require minimum levels of usage or payments and are terminable at will by our clients. The periodic usage of our services by an existing client could decline or fluctuate as a result of a number of factors, including the client’s level of satisfaction with our services, the client’s ability to satisfy its customer contact processes internally, and the availability and pricing of competing products and services. If our services fails to generate consistent business from existing clients, our business, financial condition and operating results will be adversely affected.
We derive a significant portion of our revenues from the sale of our AVM service for use in the collections process, and any event that adversely affects the collection agencies industry or in-house collection departments would cause our revenues to decline.
In recent years, we have focused our AVM sales and marketing activities on the collection process, and have targeted collection agencies and debt buyers in the collection agencies industry as well as large in-house collection departments of businesses in other industries. Revenues from these collection businesses represented 84% of our revenues in the first three months of 2008, 83% of our revenues 2007, 80% of our revenues in 2006 and 67% of our revenues in 2005. We expect that revenues from the collection businesses will continue to account for a substantial part of our revenues for the foreseeable future.

Collection businesses are particularly subject to changes in the overall economy. Collection businesses can be affected adversely by both a sustained economic upturn, which may result in lower levels of consumer debt default rates, and a sustained economic downturn, which may result in the extension of fewer loans as lenders impose conditions on the extension of credit that are not acceptable to potential borrowers. Collection businesses also can be affected adversely by tightening of credit granting practices as well as technological advances and regulatory changes that affect the collection of outstanding indebtedness. Any such changes, conditions or events that adversely affect collection businesses could cause us to lose some or all of the recurring business of our clients in the collections business, which in turn could have a material adverse effect on our business, financial condition and operating results.
Moreover, two clients accounted for a total of 28% of our revenue in the first three months of 2008, 29% of our revenues in 2007, 26% of our revenues in 2006 and 32% of our revenues in 2005. These clients are in the collection agencies industry and a large in-house collection department of a telecommunications business. In addition to the risks associated with collections businesses in general, our business, financial condition and operating results would be negatively affected if these clients were to significantly decrease the extent to which they use our AVM service.
Actual or perceived breaches of our security measures could diminish demand for our services and subject us to substantial liability.
Our services involve the storage and transmission of clients’ proprietary information. Internet-based services such as ours are particularly subject to security breaches by third parties. Breaches of our security measures also might result from employee error or malfeasance or other causes, including as a result of adding new services and capabilities to our platform, such as text messaging. In the event of a security breach, a third party could obtain unauthorized access to our clients’ contact list information and other data. Techniques used to obtain unauthorized access or to sabotage systems change frequently, and they typically are not recognized until after they have been launched against a target. As a result, we could be unable to anticipate, and implement adequate preventative measures against, these techniques. Because of the critical nature of data security, any actual or perceived breach of our security measures could cause existing or potential clients not to use our services, could harm our reputation, and could subject us to litigation and significant liability for damage to our clients’ businesses.
Interruptions or delays in service from our key vendors would impair the delivery of our on-demand services and could substantially harm our business and operating results.
In delivering our services, we rely upon a combination of hosting providers, telecommunication carriers and data carriers. We serve our clients from three third-party hosting facilities. One facility is located in Ashburn, Virginia, and is owned by Equinix and operated by InterNap under an agreement that expires in October 2008. Another facility is located in Somerville, Massachusetts, and is owned and operated by InterNap under an agreement that expires in November 2008. Our third facility is located in Toronto, Canada and is owned and operated by Pier 1 Network Enterprises under an agreement that expires in August 2008. If we are unable to renew these agreements on commercially reasonable terms following their termination, we will need to incur significant expense to relocate our data centers or agree to the terms demanded by the hosting provider, either of which could harm our business, financial position and operating results.
As of March 31, 2008, our clients’ campaigns were handled through a mix of telecommunication carriers and data carriers. We rely on these carriers to handle millions of customer contacts each day. We have contracts with these carriers that can be terminated by either party at the end of the contract term upon written notice delivered by either party a specified number of days before the end of the term. In addition, we can terminate the contracts at any time upon written notice delivered a specified number of days in advance, subject to the payment of specified termination charges. If a contract is terminated, we might be unable to obtain pricing on similar terms from another carrier, which would affect our gross margins and other operating results.
Our hosting facilities and our carriers’ infrastructures are vulnerable to damage or interruption from floods, fires and similar natural events, as well as acts of terrorism, break-ins, sabotage, intentional acts of vandalism and similar misconduct. The occurrence of such a natural disaster or misconduct, a loss of power, a decision by either of our hosting providers to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in our services. Any interruption or delay in our services, even if for a limited time, could have an adverse effect on our business, financial condition and operating results.
Our business will be harmed if we fail to develop new features that keep pace with technological developments or to transition successfully to a Voice over Internet Protocol telephony infrastructure.
Organizations can use a variety of communication channels to reach their customers or other intended contacts. Recent technological advances have resulted in new communication channels, such as text messaging, and improvements in existing services and products, such as predictive dialers, that threaten to eliminate the competitive advantages of our services. Our business, financial condition and operating results will be adversely affected if we are unable to complete and introduce, in a timely manner, new features for our existing services that keep pace with technological developments. For example, because most of our clients access our services using a web browser, we must modify and enhance our services from time to time to keep pace with new browser technology. In addition, we currently are transitioning to a Voice over Internet Protocol, or VoIP, telephony infrastructure, and we cannot assure you that we will be able to complete this migration on our anticipated schedule or budget or that we ultimately will realize the cost savings and other benefits we anticipate from this migration.
If the on-demand delivery model is not widely accepted for our services, our revenues would decline or fail to grow and we could incur operating losses.
All of our clients access and use our services on an on-demand basis. Our success will depend to a substantial extent on the willingness of organizations to increase their use of an on-demand delivery model for enterprise applications in general and for our AVM, text messaging and e-mail services in particular. Many organizations have invested substantial financial and personnel resources to integrate traditional enterprise software and associated hardware into their businesses, and they might be reluctant or unwilling to migrate to an on-demand delivery model. Market acceptance of our on-demand delivery model for our services also might be limited by numerous other factors, including:
•	the security capabilities and reliability of our on-demand services;

•	reluctance by organizations to trust third parties to store and manage critical customer data;

•	our ability to continue to achieve and maintain high levels of client satisfaction;

•	the level of customization of our services;

•	our ability to meet the needs of broader segments of the customer contact market;

•	a substantial decrease in the cost of hardware and software necessary for organizations to maintain their customer contact technology in-house; and

•	adverse publicity about us, our services or on-demand communication solutions in general, whether based on poor performance by us or our competitors or on third-party reviews and industry analyst reports.
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
The market for on-demand communication solutions is intensely competitive, changing rapidly and fragmented. It is subject to rapidly developing technology, shifting client requirements, frequent introductions of new products and services, and increased marketing activities of industry participants. Increased competition could result in pricing pressure, reduced sales or lower margins, and could prevent our services, particularly our AVM product, or future customer contact solutions from achieving or maintaining broad market acceptance. If we are unable to compete effectively, it will be difficult for us to add and retain clients and our business, financial condition and operating results will be seriously harmed.
Predictive dialers have been the basic method of AVM, contact for the last two decades, and the vast majority of telephony customer contact today is completed using predictive dialer technology. Our AVM service competes with on-premise predictive dialers from a limited number of established vendors and a number of smaller vendors, as well as predictive dialers hosted by some of those smaller vendors on an application service provider basis. Many organizations have invested in on-premise predictive dialers and are likely to continue using those dialers until the dialers are no longer operational, despite the availability of new features and functionality in our AVM service or in other AVM solutions. In addition, the on-demand service delivery model is relatively new, and many organizations have not yet fully adopted or accepted a fully hosted delivery model.
We have very little experience in marketing and operating our e-mail and text messaging based products. Both services accounted for less than 1% of our revenues in the three months ended March 31, 2008. Due to our limited experience with these solutions, we may be unable to compete with existing e-mail and text messaging communication providers and those with even less marketing and operational experience than we currently have.
In addition, our AVM product and other on-demand solutions also compete with a number of hosted communication services. A limited number of established vendors and a number of smaller, privately held companies offer these hosted services which compete principally on the basis of price rather than features. In addition, a small number of vendors focus on providing hosted communication services with features more comparable to ours. These vendors generally compete on the basis of return on investment and features, rather than price. Other companies may enter the market by offering competing products or services based on emerging technologies, such as open-source frameworks, and may compete on the basis of either features or price.
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
We are currently experiencing a period of growth in our headcount and operations. To the extent that we are able to sustain such growth, it will place a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part upon the ability of our senior management to manage this growth effectively. To do so, we must continue to hire, train and manage new employees as needed. If our new hires perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business would be harmed. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial, and management controls and our reporting systems and procedures. The additional headcount we are adding will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. If we fail to successfully manage our growth, we will be unable to execute our business plan.
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
We are highly dependent on our direct sales force to obtain new clients and to generate repeat business from our existing client base. It is therefore critical that our direct sales force maintain regular contact with our clients, both to gauge client satisfaction with our services as well as to highlight the value that use of our services adds to their enterprises. There is significant competition for direct sales personnel. Our ability to achieve significant growth in revenues in the future will depend in large part on our success in recruiting, training and retaining sufficient numbers of direct sales personnel. New hires require significant training and typically take more than a year before they achieve full productivity. Our recent and planned hires might not achieve full productivity as quickly as intended, or at all. If we fail to hire and successfully train sufficient numbers of direct sales personnel, we will be unable to increase our revenues and the growth of our business will be impeded.
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
If we fail to protect our intellectual property rights adequately, our competitors could gain access to our technology and our business could be harmed. We rely on trade secret, copyright and trademark laws, and confidentiality and assignment of invention agreements with employees and third parties, all of which offer only limited protection. The steps we have taken to protect our intellectual property might not prevent misappropriation of our proprietary rights. We have only three issued patents and one patent application pending in the United States. Our issued patents and any patents issued in the future may not provide us with any competitive advantages or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in other countries are uncertain and might afford little or no effective protection of our proprietary technology. Consequently, we could be unable to prevent our intellectual property rights from being exploited abroad, which could diminish international sales or require costly efforts to protect our technology. Policing the unauthorized use of intellectual property rights is expensive, difficult and, in some cases, impossible. Litigation could be necessary to enforce or defend our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Any such litigation could result in substantial costs and diversion of management resources, either of which could harm our business. Accordingly, despite our efforts, we might not be able to prevent third parties from infringing upon or misappropriating our intellectual property.
Our product development efforts could be constrained by the intellectual property of others, and we could be subject to claims of intellectual property infringement, which could be costly and time-consuming.
The customer contact and telecommunications industries are characterized by the existence of a large number of patents, trademarks and copyrights, and by frequent litigation based upon allegations of infringement or other violations of intellectual property rights. As we seek to extend our services, we could be constrained by the intellectual property rights of others.
On October 17, 2007, our counsel and counsel for the underwriters of our initial public offering received a letter on behalf of Universal Recovery Systems, Inc., or URS, alleging that our on-demand AVM solution (a) may be in violation of specified patents owned by URS and (b) will be in violation of U.S. patent claims filed by URS in May 2007 in a pending patent application. On October 19, 2007, we filed a lawsuit in the federal district court in Massachusetts in which we requested (a) a declaration that we do not infringe any valid and enforceable claim of any of the existing U.S. patents specified in the URS letter and (b) a judgment that URS and its affiliate Blake Rice improperly interfered with our business, including our initial public offering. On October 23, 2007, URS filed a Statement of Non-Liability in the lawsuit, by which URS and Blake Rice covenant not to assert any claim of patent infringement against us (or any of our controlled affiliates, customers or authorized users) under such existing U.S. patents with respect to our on-demand AVM products currently or previously marketed or sold in the United States. URS’s Statement of Non-Liability does not address the claims of URS with respect to the specified U.S. patent application, which have not been published or examined by the U.S. Patent and Trademark Office and therefore are not currently enforceable against us or any other party, or two U.K. patents specified in the URS letters. On May 1, 2008, URS filed a complaint with the federal district court in Minnesota alleging that (i) the Statement of Non-Liability filed by URS with the Massachusetts federal district court on October 23, 2007 was so filed in reliance on false representations made by us and (ii) we are infringing one of the URS patents. URS has requested (i) rescission of its previously filed Statement of Non-Liability, (ii) an order restricting us from using or selling services that infringe such patent and (iii) unspecified damages for our fraudulent misrepresentations and for infringing such patent.
We might not prevail in any future intellectual property infringement litigation given the complex technical issues and inherent uncertainties in litigation. Any claims, regardless of their merit, could be time-consuming and distracting to management, result in costly litigation or settlement, cause product development delays, or require us to enter into royalty or licensing agreements. If our services violates any third-party proprietary rights, including any claims of the patent application filed by URS that are ultimately allowed, we could be required to re-engineer our services or seek to obtain licenses from third parties, which might not be available on reasonable terms or at all. Any efforts to re-engineer our services, obtain licenses from third parties on favorable terms or license a substitute technology might not be successful and, in any case, might substantially increase our costs and harm our business, financial condition and operating results. Further, our platform incorporates open source software components that are licensed to us under various public domain licenses. While we believe we have complied with our obligations under the various applicable licenses for open source software that we use, there is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses and therefore the potential impact of such terms on our business is somewhat unknown.
Our platform relies on technology licensed from third parties, and our inability to maintain licenses of this technology on similar terms or errors in the licensed technology could result in increased costs or impair the implementation or functionality of our services, which would adversely affect our business and operating results.
Our multi-tenant customer communication platform relies on technology licensed from third-party providers. For example, we use the Apache web server, the BEA WebLogic application server, Nuance text-to-speech and automated speech recognition software, and the Oracle database. We anticipate that we will need to continue to license technology from third parties in the future. There might not always be commercially reasonable software alternatives to the third-party software that we currently license. Any such software alternatives could be more difficult or costly to replace than the third-party software we currently license, and integration of that software into our platform could require significant work and substantial time and resources. Any undetected errors in the software we license could prevent the implementation of our services, impair the functionality of our services, delay or prevent the release of new features, complementary services or upgrades, and injure our reputation. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties, which might not be available on commercially reasonable terms or at all.
Any expansion of our business into international markets would expose us to additional business risks, and failure to manage those risks could adversely affect our business and operating results.
To date, we have focused our sales and marketing efforts principally on organizations located in the United States. Organizations in the United States accounted for substantially all of our revenues in the first three months of 2008 and each of 2007, 2006 and 2005. We may determine to commence operations in one or more other countries. Those operations would be subject to a number of risks and potential costs, including:
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

We were founded and began offering our on-demand AVM service in 2000. Investors must consider our business and prospects in light of the risks, expenses and difficulties we encounter as a relatively new company in a rapidly changing market, including:
•	a single service offering accounted for more than 99% of our revenues in the three months ended March 31, 2008, and we face risks in developing complementary services or new service offerings, including e-mail and text messaging;

•	we could encounter difficulties in managing the growth, if any, of our business; and

•	we could be unable to forecast accurately the behavior of existing and potential clients or the demand for customer contact products.
We could fail to address one or more of these risks successfully. In addition, due to our relatively limited history, any historical operating, financial or business information relating to our operations might not be indicative of future results. We incurred a net loss in 2006 and the three months ended March 31, 2008, and we cannot assure you that we will be able to generate net income in any future fiscal year or quarter or that we will be able to forecast accurately our operating results for any future fiscal year or quarter.
We have in the past and may in the future enter into acquisitions; these acquisitions may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.
We intend to pursue acquisitions of businesses, technologies, and products that will complement our existing operations. For example, in February 2008, we acquired substantially all of the assets of Mobile Collect, Inc., a privately held company that provides text messaging and mobile communications solutions. We cannot assure you that any acquisition we make in the future will provide us with the benefits we anticipated in entering into the transaction. Acquisitions are typically accompanied by a number of risks, including:
•	difficulties in integrating the operations and personnel of the acquired companies;

•	maintenance of acceptable standards, controls, procedures and policies;

•	potential disruption of ongoing business and distraction of management;

•	impairment of relationships with employees and clients as a result of any integration of new management and other personnel;

•	inability to maintain relationships with suppliers and clients of the acquired business;

•	difficulties in incorporating acquired technology and rights into products and services and our platform;

•	unexpected expenses resulting from the acquisition;

•	potential unknown liabilities associated with acquired businesses; and

•	unanticipated expenses related to acquired technology and its integration into our existing technology.
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
From time to time, we might enter into negotiations for acquisitions that are not ultimately consummated. Those negotiations could result in diversion of management time and significant out-of-pocket costs. If we are unable to evaluate and execute acquisitions properly, we could fail to achieve our anticipated level of growth and our business and operating results could be adversely affected.
The consolidation of our customers can reduce the number of our customers and adversely affect our business.
Some of our significant clients from time to time may merge, consolidate or enter into alliances with each other. The surviving entity or resulting alliance may subsequently decide to use a different service provider or to manage customer contact campaigns internally. Alternatively, the surviving entity or resulting alliance may elect to continue using our services, but its strengthened financial position or enhanced leverage may lead to pricing pressure. Either of these results could have a material adverse effect on our business, operating results and financial condition. We may not be able to offset the effects of any such price reductions, and may not be able to expand our client base to offset any revenue declines resulting from such a merger, consolidation or alliance.
Our ability to use net operating loss carryforwards in the United States may be limited.
As of December 31, 2007, we had net operating loss carryforwards of $17.0 million for U.S. federal tax purposes and an additional $6.4 million for state tax purposes. These loss carryforwards expire between 2008 and 2027. To the extent available, we intend to use these net operating loss carryforwards to reduce the corporate income tax liability associated with our operations. Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. We believe that ownership changes occurred in 2000 and 2001 and may potentially reduce our net operating loss carryforwards by $6.8 million. Our ability to utilize net operating loss carryforwards may be limited as a result of the issuance of common stock in our initial public offering in November 2007. To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.
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
Risks Related to Regulation of Use of Our Services
We derive a significant portion of our revenues from the sale of our services for use in the collections process, and our business and operating results could be substantially harmed if new U.S. federal and state laws or regulatory interpretations in one or more jurisdictions either make our services unavailable or less attractive for use in the collections process or expose us to regulation as a debt collector.
Revenues from clients in the collection agencies industry and large in-house, or first-party, collection departments represented 84% of our revenue in the first three months of 2008, 83% of our revenues in 2007, 80% of our revenues in 2006 and 67% of our revenues in 2005. These clients’ use of our service is affected by an array of complex federal and state laws and regulations. The U.S. Fair Debt Collection Practices Act, or FDCPA, limits debt collection communications by clients in the collection agencies industry, including third parties retained by creditors. For example, the FDCPA prohibits abusive, deceptive and other improper debt collection practices, restricts the timing and content of communications regarding a debt or a debtor’s location, and allows consumers to opt out of receiving debt collection communications. In general, the FDCPA also prohibits the use of debt collection calls to cause debtors to incur more debt. Many states impose additional requirements on debt collection communications, including limits on the frequency of debt collection calls, and some of those requirements may be more stringent than the comparable federal requirements. Moreover, regulations governing debt collection calls are subject to changing interpretations that may be inconsistent among different jurisdictions. Our business, financial position and operating results could be substantially harmed by the adoption or interpretation of U.S. federal or state laws or regulations that make our service either unavailable or less attractive for debt collection communications by existing and potential clients.
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
If our existing stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our stockholders might sell shares of common stock could also depress the market price of our common stock. At the time of our initial public offering, our officers, directors and certain other stockholders holding approximately 9,558,306 shares of our common stock outstanding following our initial public offering entered into lock-up agreements with the underwriters of our initial public offering that restricted their ability to transfer shares of common stock. The period during which these shares were subject to such restrictions was scheduled to expire on April 29, 2008, but was extended through May 25, 2008, in accordance with the terms of such lock-up agreements, as the result of our April 17, 2008 announcement that we were to issue our operating results for the first quarter of 2008 on May 7, 2008. Other stockholders holding approximately 230,875 shares of our common stock outstanding immediately following our initial public offering were also subject to contractual restrictions on their ability to transfer their common stock as a result of our initial public offering, which restrictions have now expired. As a result, all of these 230,875 shares are eligible for sale in the public market. In addition, we have filed a registration statement with the SEC covering all of the shares of common stock subject to options outstanding, or available for future issuance under our stock incentive plans. The market price of shares of our common stock could drop significantly if our officers, directors or other stockholders decide to sell shares of our common stock into the market.
Our directors, executive officers and their affiliated entities will continue to have substantial control over us and could limit the ability of other stockholders to influence the outcome of key transactions, including changes of control.
As of March 31, 2008, our executive officers, directors and their affiliated entities, in the aggregate, beneficially owned 56.8% of our outstanding common stock. In particular, affiliates of North Bridge Ventures Partners, including James A. Goldstein, one of our directors, in the aggregate, beneficially owned 31.1% of our outstanding common stock. Our executive officers, directors and their affiliated entities, if acting together, are able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. These stockholders may have interests that differ from those of other investors, and they might vote in a way with which other investors disagree. The concentration of ownership of our common stock could have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and could negatively affect the market price of our common stock.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2008, we issued an aggregate of 12,761 shares of common stock pursuant to the exercise of stock options for cash consideration with aggregate exercise proceeds of $9,000. These issuances were undertaken in reliance upon the exemptions from registration provided by Rule 701 or Section 4(2) of the Securities Act of 1933, as amended. All recipients had adequate access, through their relationships with us, to information about us.
In November through December of 2007, we completed an initial public offering (IPO) of common stock pursuant to a Registration Statement on Form S-1 (Registration No. 333-142144) which the SEC declared effective on November 1, 2007. We raised a total of $39.6 million in gross proceeds from the IPO, or approximately $33.5 million in net proceeds after deducting underwriting discounts and commissions of $2.8 million and other estimated offering costs of approximately $3.3 million.

As of December 31, 2007 we had used $2.2 million of the IPO net proceeds as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. During the three months ended March 31, 2008 we used an additional $8.4 million of the IPO net proceeds to fund our operating expenses and on February 26, 2008, we acquired substantially all of the assets of Mobile Collect, Inc. using a further $500,000 of the IPO net proceeds. The $22.4 million unused remainder of the IPO net proceeds is primarily invested in money market accounts. None of the net proceeds used during the three months ended March 31, 2008 were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of our equity securities, or any of our other affiliates, with the exception of amounts paid as salary to our executive officers and directors.
Item 6. Exhibits

Incorporated by Reference
Exhibit				Filing Date	Exhibit
Number	Description of Exhibit	Filed Herewith	Form	with SEC	Number
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350	X

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SoundBite Communications, Inc. (Registrant)
Date: May 15, 2008	By:	/s/ Peter R. Shields
Peter R. Shields
Chief Executive Officer

Date: May 15, 2008	By:	/s/ Robert C. Leahy
Robert C. Leahy
Chief Financial Officer