Form 10-Q
period 2008-06-30
SOUNDBITE COMMUNICATIONS INC
filed 2008-08-13
CIK 1163698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     As of July 31, 2008, there were 15,432,897 shares of the registrant’s common stock, $.001 par value per share, outstanding.

SOUNDBITE COMMUNICATIONS, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SOUNDBITE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$38,931	$35,674
Accounts receivable, net of allowance for doubtful accounts of $140 and $176 at June 30, 2008 and December 31, 2007, respectively	7,273	7,261
Prepaid expenses and other current assets	1,317	1,309

Total current assets	47,521	44,244

Property and equipment, net	5,401	6,096
Goodwill	181	—
Intangible assets, net	292	—
Other assets	75	149

Total assets	$53,470	$50,489

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$995	$457
Accrued expenses	4,491	3,867

Total liabilities	5,486	4,324

Stockholders’ equity:
Common stock, $0.001 par value — 75,000,000 shares authorized; 15,627,626 shares issued and 15,432,241 shares outstanding at June 30, 2008; 15,420,888 shares issued and 15,225,503 shares outstanding at December 31, 2007	16	15
Additional paid-in capital	66,152	65,720
Treasury stock, at cost —195,385 shares at June 30, 2008 and December 31, 2007	(132)	(132)
Accumulated other comprehensive (loss) income	(7)	4
Accumulated deficit	(18,045)	(19,442)

Total stockholders’ equity	47,984	46,165

Total liabilities and stockholders’ equity	$53,470	$50,489

See notes to the unaudited condensed consolidated financial statements.

SOUNDBITE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues	$11,308	$9,338	$21,943	$18,099
Cost of revenues	4,322	3,695	8,400	6,860

Gross profit	6,986	5,643	13,543	11,239

Operating expenses:
Research and development	1,264	879	2,551	1,874
Sales and marketing	4,622	3,341	8,841	6,855
General and administrative	3,016	1,241	5,919	2,353

Total operating expenses	8,902	5,461	17,311	11,082

Operating (loss) income	(1,916)	182	(3,768)	157

Other income (expense):
Interest income	232	62	565	134
Interest expense	—	(67)	—	(145)
Gain on litigation settlement	4,600	—	4,600	—
Warrant gain (charge) for change in fair value	—	251	—	(557)

Total other income (expense), net	4,832	246	5,165	(568)

Net income (loss)	2,916	428	1,397	(411)
Accretion of preferred stock	—	(11)	—	(22)

Net income (loss) attributable to common stockholders	$2,916	$417	$1,397	$(433)

Net income (loss) per common share attributable to common stockholders:
Basic	$0.19	$0.65	$0.09	$(0.69)
Diluted	$0.18	$0.03	$0.09	$(0.69)

Weighted average common shares outstanding:
Basic	15,316,346	638,717	15,272,462	629,765
Diluted	16,063,927	12,152,868	16,350,203	629,765
See notes to the unaudited condensed consolidated financial statements.

SOUNDBITE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$1,397	$(411)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	1,741	1,324
Amortization of intangible assets	58	—
(Recovery) provision for doubtful accounts	(36)	73
Change in carrying value of preferred stock warrant liability	—	557
Stock-based compensation	356	131
(Gain) loss on disposal of equipment	(15)	15
Change in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	74	28
Prepaid expenses and other current assets	(8)	(1,932)
Other assets	74	—
Accounts payable	448	534
Accrued expenses	624	733

Net cash provided by operating activities	4,713	1,052

Cash flows from investing activities:
Proceeds received from sale of equipment	21	—
Acquisition of business	(584)	—
Purchases of property and equipment	(961)	(1,880)

Net cash used in investing activities	(1,524)	(1,880)

Cash flows from financing activities:
Repayments of equipment and bank line of credit	—	(899)
Proceeds from exercise of stock options	77	14

Net cash provided by (used in) financing activities	77	(885)

Effect of exchange rate changes on cash and cash equivalents	(9)	—

Net increase (decrease) in cash and cash equivalents	3,257	(1,713)
Cash and cash equivalents, beginning of period	35,674	7,251

Cash and cash equivalents, end of period	$38,931	$5,538

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$146

Supplemental disclosure of non-cash investing and financing activities:
Accretion of redeemable convertible preferred stock	$—	$22

Property and equipment, included in accounts payable	$172	$267

See notes to the unaudited condensed consolidated financial statements.

SOUNDBITE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. NATURE OF BUSINESS
SoundBite Communications, Inc. (the “Company”) develops and markets on-demand, integrated multi-channel communications solutions consisting primarily of automated voice messaging (“AVM”) services and also email and text messaging services. These services are delivered over existing telephony networks and are primarily used to establish, execute, manage and measure the effectiveness of customer communications campaigns for collections, customer care, and sales and marketing processes. The Company was incorporated in Delaware in 2000 and its principal executive offices are located in Bedford, Massachusetts. The Company conducts its business primarily in the United States.
2. BASIS OF PRESENTATION
The accompanying unaudited balance sheet as of June 30, 2008, statements of operations for the three and six months ended June 30, 2008 and 2007 and of cash flows for the six months ended June 30, 2008 and 2007 and related interim information contained in the notes to the financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the unaudited interim financial statements include all adjustments, consisting of normal and recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2008 and its results of operations for the three and six months ended June 30, 2008 and 2007 and its cash flows for the six months ended June 30, 2008 and 2007. The results for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008. These Condensed Consolidated Financial Statements should be read in conjunction with the audited annual financial statements and notes thereto as of and for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K filed with the SEC.
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     Revenues
The Company currently derives substantially all of its revenues by providing AVM services. It provides these AVM services, as well as text and email messaging services, under a usage-based pricing model, with prices calculated on a per-message or per-minute basis in accordance with the terms of its pricing agreements with clients. The Company invoices clients on a monthly basis. Its pricing agreements with clients do not require minimum levels of usage or payments.
The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the client; (3) the amount of fees to be paid by the client is fixed or determinable; and (4) the collection of fees from the client is reasonably assured.
The Company provides ancillary services to assist clients in selecting service features and adopting best practices that help clients make the best use of the Company’s on-demand services. The organization provides varying levels of support through these ancillary services, from managing an entire campaign to supporting self-service clients. In some cases, ancillary services may be billed to clients based upon a fixed fee or, more typically, a fixed hourly rate. These billed services typically are of short duration, typically less than 1 month. The billed services do not involve future obligations and do not provide material value beyond supporting use of the Company’s on-demand services. The Company recognizes revenue from these billed services within the calendar month in which the ancillary services are completed if the four criteria set forth above are satisfied. Revenues attributable to ancillary services are not material and accordingly were not presented as a separate line item in the statements of operations.
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
     Goodwill
The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, goodwill and certain intangible assets with indefinite lives are not amortized, but instead are reviewed for impairment annually or more frequently if impairment indicators arise. The Company evaluates goodwill on an annual basis for impairment and has selected November as the annual impairment testing date.
     Intangible Assets
Intangible assets consist of customer relationships, non-compete agreements and developed acquired technology (see note 8). These assets are carried at cost less accumulated amortization and are amortized over their estimated useful lives of two to five years using methods that most closely relate to the depletion of these assets.
The following table presents amortization expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Cost of revenues	$2	$—	$3	$—
Research and development	1	—	1	—
Sales and marketing	40	—	54	—

Total amortization expense	$43	$—	$58	$—

     Freestanding Preferred Stock Warrants
Freestanding warrants and other similar instruments related to shares that are redeemable are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Staff Position No. 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable (FSP 150-5). Under FSP 150-5, freestanding warrants exercisable for redeemable convertible preferred stock are classified as a liability on the balance sheet. For the three and six month periods ended June 30, 2007, the Company recorded income of $251,000 and a charge of $557,000, respectively, for the change in the value of the warrants to purchase the Company’s convertible preferred stock.
Upon the closing of the Company’s initial public offering in November 2007, warrants to purchase shares of the Company’s convertible preferred stock automatically became exercisable to purchase shares of the Company’s common stock and, as a result, were no longer subject to FSP 150-5.
     Basic and Diluted Income (Loss) Per Common Share
Income (loss) per common share has been computed using the weighted average number of shares of common stock outstanding during each period. Diluted amounts per share include the impact of the Company’s outstanding potential common shares, such as options and warrants (determined using the treasury stock method) and convertible preferred stock. Potential common shares that are anti-dilutive are excluded from the calculation of diluted income (loss) per common share. The following table sets forth the components of the computation of basic and diluted net income (loss) per common share for the periods indicated (dollars in thousands, except share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Net income (loss) attributable to common stockholders	$2,916	$417	$1,397	$(433)

Denominator:
Weighted average shares used in computing net income (loss) per common share — basic	15,316,346	638,717	15,272,462	629,765
Add dilutive securities:
Stock options	736,774	1,780,216	1,034,529	—
Restricted stock	2,687	5,484	3,047	—
Warrants	8,120	114,509	40,165	—
Conversion of redeemable convertible preferred stock	—	9,613,942	—	—

Weighted average shares used in computing net income (loss) per common share — diluted	16,063,927	12,152,868	16,350,203	629,765

Potential common shares excluded from the computation of net income (loss) per common share that are anti-dilutive consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Stock options	744,701	—	496,140	2,080,932
Restricted stock	—	—	—	5,720
Warrants	14,487	—	7,284	151,645
Redeemable convertible preferred stock	—	—	—	9,613,942

Total	759,188	—	503,424	11,852,239

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
The Company provides reserves for potential payments of tax liabilities to various tax authorities related to uncertain tax positions and other issues as required by Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes. Reserves are based on a determination of whether and how much a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. Potential interest and penalties associated with such uncertain tax positions is recorded as a component of income tax expense. To date, the Company has not noted any material uncertain tax positions for which reserves would be required.

     Accounting for Stock-Based Compensation
The Company accounts for stock-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). Under SFAS 123R, stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. The Company estimates the fair value of each stock-based award on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield.
     Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2 (“FSP 157-2”) which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years beginning after November 15, 2008. Nonfinancial items for the purpose of FSP 157-2 include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for financial assets and liabilities did not have an impact on the consolidated financial position, results of operations or cash flows of the Company. The adoption of SFAS No. 157 for nonfinancial assets and liabilities, in the first quarter of 2009, also is not expected to have an impact on the consolidated financial position, results of operations or cash flows of the Company upon adoption.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 allows entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis, referred to as, the fair value option. SFAS 159 was effective for the Company beginning in the first quarter of fiscal 2008. The Company has elected not to carry any financial asset or liabilities at fair value. Therefore, the adoption of SFAS 159 in the first quarter of fiscal 2008 did not impact the consolidated financial position, results of operations or cash flows of the Company.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R) ). SFAS No.141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The Company will be required to adopt SFAS No. 141(R) in the first quarter of fiscal year 2009. Adoption of SFAS No. 141(R) will have no effect on the Company’s reported financial information prior to adoption and will be applicable to any business combination into which the Company enters after adoption.
4. GAIN ON LITIGATION SETTLEMENT
On June 25, 2008, the Company entered into a settlement agreement (the “Settlement Agreement”) relating to two lawsuits with Universal Recovery Systems (“URS”). As part of the agreement, URS made a payment to the Company of $4.6 million. The first lawsuit, which the Company brought in Massachusetts against URS and its CEO, Blake Rice, involved patent infringement allegations by URS regarding the Company’s products and services. The Company alleged that those allegations, which were made just before the Company’s initial public offering was going to market in October, 2007, constituted tortious interference with the Company’s advantageous business relations and prospective economic advantage, and unfair or deceptive acts or practices in business. The second lawsuit, which URS brought against the

Company in Minnesota, involved URS allegations that the Company infringed its U.S. Patent No. 6,621,900, entitled “Automated Right-Party Contact Telephone System”, and had fraudulently induced URS to file a Statement of Non-Liability. The Company was also granted a worldwide, perpetual, non-exclusive license to the URS’ patents involved in the two lawsuits. URS’ patents relate to determining whether a right party is on a call. The license to the Company is royalty-free with respect to the Company’s AVM solutions. The license is royalty-bearing with respect to systems that, at a first hierarchical level, use a human operator who determines whether a right party contact is available. The Company’s current systems do not employ such an operator, and the Company does not expect to use such an operator in its AVM solutions. In addition, the Company cannot sublicense or otherwise transfer any of its rights to third parties except in certain transactions where the Company is sold. The Company has therefore not ascribed any value to this license.
The Company has agreed, under certain circumstances, to not contest the presumption of validity afforded each of the URS issued patents. The Company has also agreed to dismiss its business tort and unfair practices claims in the Massachusetts lawsuit against URS and its CEO, Blake Rice. URS, for its part, has agreed to dismiss its claims of patent infringement and fraudulent inducement against the Company in the Minnesota lawsuit.
The $4.6 million received in June 2008 as a settlement relating to these lawsuits was recorded as a component of other income (expense) for the three and six month period ended June 30, 2008.
5. COMMON STOCK
Stock-based Compensation
Data pertaining to stock option activity under the Company’s stock incentive plans during the six months ended June 30, 2008 is as follows (dollars in thousands, except per share data):

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual Life	Intrinsic
	Options	Price	(Years)	Value
Outstanding — January 1, 2008	2,176,048	$1.51
Granted	667,550	4.33
Exercised	(160,662)	0.47
Canceled	(74,352)	2.87

Outstanding — June 30, 2008	2,608,584	2.26	7.47	$3,136

Options vested and exercisable, at period end	1,452,602	$0.90	6.18	$3,723
Options expected to vest	963,973	$3.97	9.08	$—
The following table provides the assumptions used in determining the fair value of the share-based awards.

	Six Months Ended June 30,
	2008	2007
Risk-Free Rate	2.71 - 3.77%	4.50-4.71%
Expected Life	5.27 - 6.25 years	6.02-6.25 years
Expected Volatility	62%	78%
Expected Dividend Yield	0%	0%

The Company recorded compensation expense associated with share-based awards of $220,000 and $356,000 during the three and six months ended June 30, 2008, respectively, and $85,000 and $131,000 during the three and six months ended June 30, 2007, respectively. These amounts were based on awards ultimately expected to vest and reflect an estimate of awards that will be forfeited. As of June 30, 2008, the total compensation cost related to stock-based awards granted under SFAS 123R to employees and directors but not yet amortized was $2.0 million, net of estimated forfeitures. These costs will be amortized on a straight-line basis over a weighted average period of 3.2 years.
The following tables presents stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Cost of revenues	$9	$1	$12	$2
Research and development	25	4	34	7
Sales and marketing	100	32	169	48
General and administrative	86	48	141	74

Total stock-based compensation	$220	$85	$356	$131

6. ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Accrued payroll related items	$982	$1,375
Accrued telephony	670	539
Accrued professional fees	1,550	768
Accrued rent	492	199
Accrued other	797	986

Total accrued expenses	$4,491	$3,867

7. INCOME TAXES
During the quarter ended June 30, 2008, the Company determined that an ownership change may have occurred which would require the Company to reduce its net operating loss carryforwards (NOL) pursuant to ownership change limitations provided by the Internal Revenue Code and similar state provisions. The Company has not yet finalized the calculation of the impact that their ownership change may have on its disclosed NOL and the offsetting valuation allowance.
The Company has determined its annual effective income tax rate for 2008 to be 0% based upon its expected earnings and existing net operating losses. The Company has determined a full valuation allowance against its net deferred tax assets due to the uncertainty associated with the realizability of the net operating loss carryforwards and its other deferred tax assets.
8. ACQUISITION
On February 26, 2008, the Company acquired substantially all of the assets of Mobile Collect, Inc. Mobile Collect was a privately held company that provided text messaging and mobile communications solutions. The Company acquired these assets with the goal of supplementing the Company’s service capabilities to include Free-To-End-User text messaging. The acquisition included cash payments of $500,000 upon closing and contingent cash payments of up to $2 million payable through 2013 upon Mobile Collect achieving certain established financial targets. The Company accrued $23,000 as of June 30, 2008 representing contingent amounts due to the former stockholders of Mobile Collect. This amount has been recorded as additional goodwill as of June 30, 2008. The results of operations of Mobile Collect have been included in the accompanying financial statements from the date of the acquisition. Pro forma results of Mobile Collect’s operations have not been presented because the effect of this acquisition was not material.
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

Purchase Price:
Cash paid	$500
Transaction costs	61
Accrued purchase price	23

Total	$584

Allocations:
Current assets	$53
Intangible assets:
Customer relationships	320
Non-compete agreements	20
Technology	10
Goodwill	181

Total assets acquired	$584

The Company is amortizing the Mobile Collect identifiable intangible assets over their estimated useful lives of two to five years using methods that most closely relate to the depletion of these assets. Estimated annual amortization expense for the next five years related to the intangible assets acquired in connection with the Mobile Collect transaction is as follows (in thousands):

Year ending December 31,	Amount
2008	$145
2009	126
2010	63
2011	12
2012	4

Total	$350

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Investors should read the following discussion in conjunction with our financial statements and related notes appearing elsewhere in this report. In addition to historical information, this discussion and disclosures contained elsewhere in this report, contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act, that involve risks, uncertainties and assumptions that could cause our actual results to differ materially from our expectations. Use of words such as “believes,” “continues,” “expects,” “anticipates,” “targeting”, “intends,” “plans,” “estimates,” “should,” “likely” or similar expressions indicates a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Factors that could cause differences from our expectations include those described in Part II, Item 1A. “Risk Factors” below and elsewhere in this report.
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
Our strategy to achieve long-term, sustained growth in our revenues and net income is focused on building upon our leadership in the AVM market and using our on-demand platform to extend our service by, for example, developing new features and complementary services targeted to enable mission critical applications across a number of industries. In line with this strategy, in February 2008 we acquired Mobile Collect, a provider of Free-To-End-User, or FTEU, text messaging. We intend to market these services across industries such as collections, financial services, retail and telecommunications.
We derive, and expect to continue to derive for the foreseeable future, substantially all of our revenues by providing our AVM services to businesses and other organizations. In order to execute our business strategy, we must develop and market additional communications solutions such as our text and email services and also must expand the depth and number of our client relationships. We will continue our efforts to expand our presence in collection agencies and large in-house, or first-party, collection departments, while beginning to leverage our existing first-party relationships with large businesses to facilitate introductions and sales to other functional groups within those businesses.
Description of Our Revenues, Costs and Expenses
     Revenues
We currently derive substantially all of our revenues by providing AVM services. We provide AVM services, as well as text and email messaging services, under a usage-based pricing model, with prices calculated on a per-message or per-minute basis in accordance with the terms of its pricing agreements with clients. We invoice clients on a monthly basis.
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
     Cost of Revenues
Cost of revenues consists primarily of telephony charges, as well as depreciation expenses for our telephony infrastructure and expenses related to hosting and providing support for our platform. Cost of revenues also includes compensation expense for our operations personnel. As we continue to grow our business and add features and complementary services to our platform, we expect cost of revenues will continue to increase on an absolute dollar basis. We currently are targeting a quarterly gross margin of 60% to 62% for the foreseeable future. Our estimated target range has decreased from our prior projections due to slower-than-expected revenue growth and increased pricing pressures. Our gross margin for a quarter may vary significantly from our target for a number of reasons, including the mix of types of messaging campaigns executed during the quarter and the extent to which we build our infrastructure through, for example, significant acquisitions of hardware or material increases in leased data center facilities.
     Operating Expenses
Research and Development. Research and development expenses consist primarily of compensation expenses and depreciation expense of certain equipment related to the development of our services. We have historically focused our research and development efforts on improving and enhancing our platform as well as developing new features and functionality. We expect that for 2008 as compared to 2007, research and development expenses will increase on an absolute dollar basis and as a percentage of revenues, as we upgrade and extend our service offerings and develop new technologies.
Sales and Marketing. Sales and marketing expenses consist primarily of compensation for our sales and marketing personnel, including sales commissions, as well as the costs of our marketing programs. We plan to further develop our marketing strategy and activities to extend brand awareness and generate additional leads for our sales staff. As a result, we expect that for 2008 as compared to 2007, our sales and marketing expenses will increase on an absolute dollar basis as we continue to leverage the growth in our sales and marketing organization. Due to slower than expected revenue growth, our previous projection that sales and marketing expenses would remain relatively constant or decrease as a percentage of revenue has changed. We now expect sales and marketing expenses to increase as a percentage of revenues for 2008 as compared to 2007.
General and Administrative. General and administrative expenses consist of compensation expenses for executive, finance, accounting, administrative and management information systems personnel, accounting and legal professional fees and other corporate expenses. We expect that during 2008 and for some period of time thereafter, general and administrative expenses will increase on an absolute dollar basis, as we incur additional costs associated with being a public company. In particular, we will continue to incur costs to implement and maintain new financial systems and to hire additional personnel to enable us to meet our financial reporting and regulatory compliance requirements, including those under the Sarbanes-Oxley Act. In addition, we have incurred additional legal costs in connection with the lawsuit we filed in 2007 against Universal Recovery Systems, Inc., or URS, which was settled in June 2008, as described below in Part II, Item 1 — Legal Proceedings. We anticipate general and administrative expenses to increase as a percentage of revenues for 2008 as compared to 2007.

Results of Operations
The following table sets forth selected statements of operations data for the three and six months ended June 30, 2008 and 2007 indicated as percentages of revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Statement of Operations Data:
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	38.2	39.6	38.3	37.9

Gross margin	61.8	60.4	61.7	62.1
Operating expenses:
Research and development	11.2	9.4	11.6	10.4
Sales and marketing	40.9	35.8	40.3	37.9
General and administrative	26.6	13.3	27.0	13.0

Total operating expenses	78.7	58.5	78.9	61.2

Operating income (loss)	(16.9)	1.9	(17.2)	0.9
Total other income (expense), net	42.7	2.7	23.6	(3.1)

Net income (loss)	25.8%	4.6%	6.4%	(2.3)%

Comparison of Three Months Ended June 30, 2008 and 2007
Revenues

	Three Months Ended June 30,				Quarter-to-
	2008		2007		Quarter Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)
Revenues	$11,308	100.0%	$9,338	100.0%	$1,970	21.1%
The $2.0 million growth in revenues for the three months ended June 30, 2008 as compared to the same period in 2007 reflected an increase of $525,000 in revenues from customers from whom we derived revenue in both periods and an increase of $1.4 million in revenues from new customers. Our increased revenue was partly due to higher calling volume driven by the continued focus of our sales personnel on acquiring new customers. The increase in revenues resulting from higher calling volume was partially offset by lower price structure agreements entered into by some of our customers.
Cost of Revenues and Gross Profit

	Three Months Ended June 30,				Quarter-to-
	2008		2007		Quarter Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
			(dollars in thousands)
Cost of revenues	$4,322	38.2%	$3,695	39.6%	$627	17.0%
Gross profit	6,986	61.8	5,643	60.4	1,343	23.8
The $627,000 increase in cost of revenues for the three months ended June 30, 2008 as compared to the same period in 2007 primarily consisted of a $506,000 increase in telephony expense related to higher customer usage. The increase in gross margin percentage for the three months ended June 30, 2008 as compared to the same period in 2007 reflects a relative increase in telephony charges partially offset by a relative decrease in our fixed operating costs including compensation costs related to our operations personnel and hosting costs. The relative decrease in fixed costs was due to progress made in leveraging our infrastructure.
Operating Expenses

	Three Months Ended June 30,				Quarter-to-
	2008		2007		Quarter Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
			(dollars in thousands)
Research and development	$1,264	11.2%	$879	9.4%	$385	43.8%
Sales and marketing	4,622	40.9	3,341	35.8	1,281	38.3
General and administrative	3,016	26.6	1,241	13.3	1,775	143.0

Total operating expenses	$8,902	78.7%	$5,461	58.5%	$3,441	63.0%

Research and Development. The $385,000 increase in research and development expenses for the three months ended June 30, 2008 as compared to the same period in 2007 was primarily attributable to a $239,000 increase in employee compensation costs resulting from the addition of personnel.
Sales and Marketing. The $1.3 million increase in sales and marketing expenses for the three months ended June 30, 2008 as compared to the same period in 2007 resulted primarily from a $805,000 increase in employee compensation costs attributable to the addition of marketing and client management personnel and a $172,000 increase in commission expense due to higher revenues during the period.
General and Administrative. The $1.8 million increase in general and administrative expenses for the three months ended June 30, 2008 as compared to the same period in 2007 consisted principally of (a) a $183,000 increase in employee compensation costs attributable to the addition of administrative personnel (b) a $146,000 increase in depreciation expense for new financial systems and other fixed assets and (c) a $1.3 million increase in professional service costs. Of the $1.3 million increase in professional service costs, $1.1 million was attributable to legal fees incurred in conjunction with our lawsuit with URS and the settlement of the lawsuit, and the remaining amount was attributable to various professional service costs related to our being a public company and to increased business activity.

Operating and Other Income (Expense)

	Three Months Ended June 30,				Quarter-to-
	2008		2007		Quarter Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
			(dollars in thousands)
Operating income (loss)	$(1,916)	(16.9)%	$182	1.9%	$(2,098)	*
Other income (expense):
Interest income	232	2.0	62	0.7	170	363.9%
Interest expense	—	—	(67)	(0.7)	67	*
Gain on litigation settlement	4,600	40.7	—		4,600	*
Other, net	—	—	251	2.7	(251)	*

Total other income (expense), net	4,832	42.7%	246	2.7%	4,586	*

Net income	$2,916	25.8%	$428	4.6%	$2,488	582.0%

*	Not meaningful
The $2.5 million increase in total other income (expense), net for the three months ended June 30, 2008 as compared to the same period in 2007 primarily resulted from (a) $4.6 million received in connection with the settlement of our lawsuit with URS (b) an increase in interest income of $170,000 due to higher cash and cash equivalents as a result of the proceeds we received in connection with our initial public offering and (c) a $251,000 adjustment to the fair value of preferred stock recognized in the three months ended June 30, 2007 which was not recorded in the three months ended June 30, 2008 due to the fact that these warrants were converted to common stock warrants upon the closing of our initial public offering in November 2007. See “Freestanding Preferred Stock Warrants” in Note 3 to the financial statements appearing elsewhere herein.
Comparison of Six Months Ended June 30, 2008 and 2007
Revenues

	Six Months Ended June 30,				Six Month
	2008		2007		Period Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
			(dollars in thousands)
Revenues	$21,943	100.0%	$18,099	100.0%	$3,844	21.2%
The $3.8 million growth in revenues for the six months ended June 30, 2008 as compared to the same period in 2007 reflected an increase of $1.8 million in revenues from customers from whom we derived revenue in both periods and an increase of $2.1 million in revenues from new customers. Our increased revenue was partly due to higher calling volume driven by the continued focus of our sales personnel on acquiring new customers. The increase in revenues resulting from higher calling volume was partially offset by lower price structure agreements entered into by some of our customers.
Cost of Revenues and Gross Profit

	Six Months Ended June 30,				Six Month
	2008		2007		Period Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)
Cost of revenues	$8,400	38.3%	$6,860	37.9%	$1,540	22.4%
Gross profit	13,543	61.7	11,239	62.1	2,304	20.5

The $1.5 million increase in cost of revenues for the six months ended June 30, 2008 as compared to the same period in 2007 consisted primarily of a $1.2 million increase in telephony expense related to higher customer usage and a $185,000 increase in depreciation expense due to additions to our property and equipment infrastructure. The decrease in gross margin percentage for the six months ended June 30, 2008 as compared to the same period in 2007 reflects a relative increase in telephony charges for customer AVM messaging campaigns.
Operating Expenses

	Six Months Ended June 30,				Six Month-
	2008		2007		Period Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)
Research and development	$2,551	11.6%	$1,874	10.3%	$677	36.1%
Sales and marketing	8,841	40.3	6,855	37.9	1,986	29.0
General and administrative	5,919	27.0	2,353	13.0	3,566	151.6

Total operating expenses	$17,311	78.9%	$11,082	61.2%	$6,229	56.2%

Research and Development. The $677,000 increase in research and development expenses for the six months ended June 30, 2008 as compared to the same period in 2007 was primarily attributable to a $473,000 increase in employee compensation costs resulting from the addition of personnel.
Sales and Marketing. The $2.0 million increase in sales and marketing expenses for the six months ended June 30, 2008 as compared to the same period in 2007 resulted primarily from a $1.4 million increase in employee compensation costs attributable to the addition of personnel and a $272,000 increase in commission expense due to higher revenues during the period.
General and Administrative. The $3.6 million increase in general and administrative expenses for the six months ended June 30, 2008 as compared to the same period in 2007 consisted principally of (a) a $431,000 increase in employee compensation costs attributable to the addition of personnel, (b) a $283,000 increase in depreciation expense for new financial systems and other fixed assets, (c) a $198,000 increase in insurance costs, and (d) a $2.4 million increase in professional service costs. Of the $2.4 million increase in professional service costs, $1.9 million was attributable to legal fees incurred in conjunction with our lawsuit with URS and the settlement of the lawsuit, and the remaining amount was attributable to various professional service costs related to our being a public company and increased business activity.

Operating and Other Income (Expense)

	Six Months Ended June 30,				Six Month
	2008		2007		Period Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)
Operating income (loss)	$(3,768)	(17.2)%	$157	0.9%	$(3,925)	*
Other income (expense):
Interest income	565	2.5	134	0.8	431	321.6%
Interest expense	—	—	(145)	(0.8)	145	*
Gain on litigation settlement	4,600	21.0	—	—	4,600	*
Other, net	—	—	(557)	(3.1)	557	*

Total other income (expense), net	5,165	23.6%	(568)	(3.1)%	5,733	*

Net income (loss)	$1,397	6.4%	$(411)	(2.3)%	$1,808	*

*	Not meaningful
The $5.7 million increase in other income (expense), net for the six months ended June 30, 2008 as compared to the same period in 2007 primarily resulted from (a) $4.6 million received in connection with the settlement of our lawsuit with URS (b) an increase in interest income of $431,000 due to higher cash and cash equivalents as a result of the proceeds we received in connection with our initial public offering and (c) a charge of $557,000 to adjust the fair value of preferred stock recognized in the three months ended June 30, 2007 which was not recorded in the six months ended June 30, 2008 due to the fact that these warrants were converted to common stock warrants upon the closing of our initial public offering in November 2007. See “Freestanding Preferred Stock Warrants” in Note 3 to the financial statements appearing elsewhere herein.
Liquidity and Capital Resources
     Resources
Since our inception, we have funded our operations with proceeds from issuances of preferred stock, borrowings under credit facilities, cash flow from operations, and more recently, from the proceeds from our initial public offering. As of June 30, 2008, we had $38.9 million in cash and cash equivalents, $7.3 million in accounts receivable and $42.0 million in working capital. In addition, we had a credit facility available for our use, which provided a working capital line of credit for up to the lesser of (a) $1.5 million or (b) 80% of eligible accounts receivable, subject to specified adjustments. Up to $1.0 million of the working capital line could be utilized for the issuance of letters of credit, of which we had utilized $503,000 as of June 30, 2008 in connection with our facility leases. There were no amounts outstanding under this working capital line and we were in compliance with all covenants under the credit facility at June 30, 2008. This working capital line expired on July 17, 2008, however the letters of credit are still being honored. We currently expect to enter into a new credit facility.
We believe our existing cash and cash equivalents and our cash flow from operating activities will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future working capital requirements will depend on many factors, including the rates of our revenue growth, our introduction of new features and complementary services for our on-demand service, and our expansion of research and development and sales and marketing activities. To the extent our cash and cash equivalents are insufficient to fund our future activities; we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies and products. If additional funding is required, we may not be able to obtain bank credit arrangements or to effect an equity or debt financing on terms acceptable to us or at all.

     Operating Cash Flow
Our operating activities generated net cash in the amount of $4.7 million in the six months ended June 30, 2008 reflecting (a) net income of $1.4 million adjusted for non-cash charges of $2.1 million consisting primarily of $1.7 million of depreciation expense and $356,000 of stock compensation expense and (b) an increase in accrued expenses and accounts payable of $1.1 million. The increase in accrued expenses and accounts payable reflects the growth in our business and the timing of payments to our vendors, including outstanding litigation fees of $972,000 in conjunction with our settled lawsuit with URS.
Our cash and cash equivalents at June 30, 2008 and as of the date of this report are unrestricted and held for working capital purposes. They were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes.
     Requirements
     Capital Expenditures
In recent years, we have made capital expenditures primarily to acquire computer hardware and software and, to a lesser extent, furniture and leasehold improvements to support our business. Our capital expenditures totaled $961,000 in the six months ended June 30, 2008. We intend to continue to invest in our infrastructure in an effort to enhance our platform, introduce new features and complementary services, and maintain the reliability of our network. We also intend to make investments in computer equipment and systems as we add additional personnel and continue to grow our business. We expect our capital expenditures for these purposes will total approximately $1.6 million for the last six months of 2008.
     Contractual Obligations — Acquisition of Mobile Collect
On February 26, 2008, we acquired substantially all of the assets of Mobile Collect, Inc. Mobile Collect was a privately held company that provided text messaging and mobile communications solutions. The acquisition included cash payments of $500,000 upon closing and requires contingent cash payments of up to $2 million payable through 2013 in the event that certain established financial targets are satisfied through the operation of the acquired assets. These payments, if any, will be made every six months commencing September 1, 2008. A contingent payment of $23,000 will be made on September 1, 2008. The quarterly and annual dollar amounts of payments to be made thereafter are contingent on future results.
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
     Off-Balance-Sheet Arrangements
As of June 30, 2008, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the SEC.
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
Item 4. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On June 26, 2008, we entered into a Settlement Agreement with URS relating to two lawsuits. The first lawsuit, which we brought against URS and its CEO, Blake Rice, on October 19, 2007 in the federal district court for the District of Massachusetts, involved patent infringement allegations by URS regarding our products and services. We alleged that those allegations, which were made just before our initial public offering went to market, constituted tortious interference with our business relations and prospective economic advantage, and unfair or deceptive acts or practices in business. We had requested of the court (a) a declaration that we did not infringe any valid and enforceable claim of any of the existing U.S. patents held by URS of which URS had provided us notice of potential infringement and (b) a judgment that URS and Blake Rice improperly interfered with our business, including our initial public offering. The second lawsuit, which URS brought against us on May 1, 2008 in the federal district court for the District of Minnesota, involved allegations that we infringed its U.S. Patent No. 6,621,900, entitled “Automated Right-Party Contact Telephone System,” and fraudulently induced it to file a Statement of Non-Liability in connection with the first lawsuit. URS had requested of the court (i) rescission of such Statement of Non-Liability, (ii) an order restricting us from using or selling services that infringe such patent and (iii) unspecified damages for our fraudulent misrepresentations and for infringing such patent.
As part of the settlement, we received a payment from URS of $4.6 million. We also were granted a worldwide, perpetual, non-exclusive license to the URS patents involved in the two lawsuits. These patents relate to determining whether the right party is on a call. The license is royalty-free with respect to our AVM solutions. The license is royalty-bearing with respect to systems that, at a first hierarchical level, use a human operator who determines whether a right party contact is available. Our current systems do not employ such an operator, and we do not expect to use such an operator in our AVM solutions in the future.
We have agreed, under certain circumstances, to not contest the presumption of validity afforded each of URS’ issued patents. We have also agreed to dismiss our business tort and unfair practices claims in the Massachusetts lawsuit against URS and its CEO, Blake Rice. URS, for its part, has agreed to dismiss its claims of patent infringement and fraudulent inducement against us in the Minnesota lawsuit.
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
We derive, and expect to continue to derive for the foreseeable future, almost all of our revenues by providing our on-demand AVM services to businesses and other organizations. We expect that, in the future, a growing percentage of our revenue will result from the sale of our on-demand e-mail messaging and text messaging services. Due to advances in technology, the market for customer communication products and services continues to evolve, and it is uncertain whether our services will achieve and sustain high levels of demand and market acceptance. In order to succeed, we must increase the usage of our AVM services by existing clients and we must succeed in marketing our AVM and other communications services to additional organizations.
Some organizations may be reluctant or unwilling to use AVM and other on-demand communication products and services for a number of reasons, including the perceived effectiveness of these products and services based on other delivery channels, such as direct mail and web, or other technologies, such as interactive voice response systems and predictive dialers. In addition, organizations may lack knowledge about the potential benefits that these products and services can provide. An organization may determine that it can achieve the same, or a higher, level of performance and results from products and services based on other delivery channels or technologies. Even if an organization determines that our AVM products and other on-demand communication services offer benefits superior to other customer contact products and services, it might not use our products or services because it has previously invested in alternative products or services or in internally developed messaging equipment, because it can obtain acceptable performance and results from alternative products and services available at a lower cost, or because it is unwilling to deliver customer information to a third-party vendor. Moreover, an organization may determine not to use AVM products and services due to the application, or potential application, of one or more of a variety of U.S. federal and state laws and regulatory interpretations, as described below under “Risks Related to Regulation of Use of Our Services.”
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
In recent years, we have focused our AVM sales and marketing activities on the collection process, and have targeted collection agencies and debt buyers in the collection agencies industry as well as large in-house collection departments of businesses in other industries. Revenues from these collection businesses represented 81% of our revenues in the first six months of 2008, 83% of our revenues 2007, 80% of our revenues in 2006 and 67% of our revenues in 2005. We expect that revenues from the collection businesses will continue to account for a substantial part of our revenues for the foreseeable future.
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
Moreover, two clients accounted for a total of 27% of our revenue in the first six months of 2008, 29% of our revenues in 2007, 26% of our revenues in 2006 and 32% of our revenues in 2005. These clients are in the collection agencies industry and a large in-house collection department of a telecommunications business. In addition to the risks associated with collections businesses in general, our business, financial condition and operating results would be negatively affected if these clients were to significantly decrease the extent to which they use our AVM service.
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
In delivering our services, we rely upon a combination of hosting providers, telecommunication carriers and data carriers. We serve our clients from three third-party hosting facilities. One facility is located in Ashburn, Virginia, and is owned by Equinix and operated by InterNap under an agreement that expires in October 2008. Another facility is located in Somerville, Massachusetts, and is owned and operated by InterNap under an agreement that expires in November 2008. Our agreements for these two facilities automatically renew for one year periods unless written notification is made by either party 90 days prior to renewal. Our third facility is located in Toronto, Canada and is owned and operated by Pier 1 Network Enterprises under an agreement that expires in August 2008 and automatically renews for one month periods thereafter. If we are unable to renew these agreements on commercially reasonable terms following their termination, we will need to incur significant expense to relocate our data centers or agree to the terms demanded by the hosting provider, either of which could harm our business, financial position and operating results.
As of June 30, 2008, our clients’ campaigns were handled through a mix of telecommunication carriers and data carriers. We rely on these carriers to handle millions of customer contacts each day. We have contracts with these carriers that can be terminated by either party at the end of the contract term upon written notice delivered by either party a specified number of days before the end of the term. In addition, we can terminate the contracts at any time upon written notice delivered a specified number of days in advance, subject to the payment of specified termination charges. If a contract is terminated, we might be unable to obtain pricing on similar terms from another carrier, which would affect our gross margins and other operating results.
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
We have limited experience in marketing and operating our e-mail and text messaging based products. These services accounted for less than 2% of our revenues in the six months ended June 30, 2008. Due to our limited experience with these solutions, we may be unable to compete with existing e-mail and text messaging communication providers.
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
Our industry is highly fragmented, and we believe it is likely that some of our existing competitors will consolidate or will be acquired. West Corporation, a provider of outsourced communications services, acquired CenterPost Communications, a provider of enterprise multi-channel solutions for automating customer communications, in February 2007 and acquired TeleVox Software, a provider of communication and automated messaging services to the healthcare industry, in March 2007. CSG Systems International, a leading provider of customer care and billing solutions acquired Prairie Voice Services, and interactive messaging solutions provider, in July 2007. In addition, some of our competitors may enter into new alliances with each other or may establish or strengthen cooperative relationships with systems integrators, third-party consulting firms or other parties. Any such consolidation, acquisition, alliance or cooperative relationship could lead to pricing pressure and our loss of market share and could result in a competitor with greater financial, technical, marketing, service and other resources, all of which could have a material adverse effect on our business, operating results and financial condition.
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

The customer contact and telecommunications industries are characterized by the existence of a large number of patents, trademarks and copyrights, and by frequent litigation based upon allegations of infringement or other violations of intellectual property rights. We have in the past been subject to litigation, now concluded, with a third party which alleged that our products and services violated their intellectual property rights. As we seek to extend our services, we could be constrained by the intellectual property rights of others.
We might not prevail in any future intellectual property infringement litigation given the complex technical issues and inherent uncertainties in litigation. Any claims, regardless of their merit, could be time-consuming and distracting to management, result in costly litigation or settlement, cause product development delays, or require us to enter into royalty or licensing agreements. If our services violate any third-party proprietary rights, we could be required to re-engineer our services or seek to obtain licenses from third parties, which might not be available on reasonable terms or at all. Any efforts to re-engineer our services, obtain licenses from third parties on favorable terms or license a substitute technology might not be successful and, in any case, might substantially increase our costs and harm our business, financial condition and operating results. Further, our platform incorporates open source software components that are licensed to us under various public domain licenses. While we believe we have complied with our obligations under the various applicable licenses for open source software that we use, there is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses and therefore the potential impact of such terms on our business is somewhat unknown.
Our platform relies on technology licensed from third parties, and our inability to maintain licenses of this technology on similar terms or errors in the licensed technology could result in increased costs or impair the implementation or functionality of our services, which would adversely affect our business and operating results.
Our multi-tenant customer communication platform relies on technology licensed from third-party providers. For example, we use the Apache web server, the Oracle WebLogic application server, Nuance text-to-speech and automated speech recognition software, and the Oracle database. We anticipate that we will need to continue to license technology from third parties in the future. There might not always be commercially reasonable software alternatives to the third-party software that we currently license. Any such software alternatives could be more difficult or costly to replace than the third-party software we currently license, and integration of that software into our platform could require significant work and substantial time and resources. Any undetected errors in the software we license could prevent the implementation of our services, impair the functionality of our services, delay or prevent the release of new features, complementary services or upgrades, and injure our reputation. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties, which might not be available on commercially reasonable terms or at all.
Any expansion of our business into international markets would expose us to additional business risks, and failure to manage those risks could adversely affect our business and operating results.
Historically, we have focused our sales and marketing efforts principally on organizations located in the United States. Organizations in the United States accounted for substantially all of our revenues in the first six months of 2008 and each of 2007, 2006 and 2005. We may determine to commence operations in one or more other countries. Those operations would be subject to a number of risks and potential costs, including:
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
We were founded and began offering our on-demand AVM service in 2000. Investors must consider our business and prospects in light of the risks, expenses and difficulties we encounter as a relatively new company in a rapidly changing market, including:
•	a single service offering accounted for more than 98% of our revenues in the six months ended June 30, 2008, and we face risks in developing complementary services or new service offerings, including e-mail and text messaging;

•	we could encounter difficulties in managing the growth, if any, of our business; and

•	we could be unable to forecast accurately the behavior of existing and potential clients or the demand for customer contact products.
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
As of December 31, 2007, we had net operating loss carryforwards of $17.0 million for U.S. federal tax purposes and an additional $6.4 million for state tax purposes. These loss carryforwards were set to expire between 2008 and 2027. In the quarter ending June 30, 2008 we determined that an ownership change may have occurred, thereby requiring us to reduce our net operating loss carryforwards pursuant to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Our net operating loss carryforwards may be further limited in subsequent periods. To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.
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
Revenues from clients in the collection agencies industry and large in-house, or first-party, collection departments represented 81% of our revenue in the first six months of 2008, 83% of our revenues in 2007, 80% of our revenues in 2006 and 67% of our revenues in 2005. These clients’ use of our service is affected by an array of complex federal and state laws and regulations. The U.S. Fair Debt Collection Practices Act, or FDCPA, limits debt collection communications by clients in the collection agencies industry, including third parties retained by creditors. For example, the FDCPA prohibits abusive, deceptive and other improper debt collection practices, restricts the timing and content of communications regarding a debt or a debtor’s location, and allows consumers to opt out of receiving debt collection communications. In general, the FDCPA also prohibits the use of debt collection calls to cause debtors to incur more debt. Many states impose additional requirements on debt collection communications, including limits on the frequency of debt collection calls, and some of those requirements may be more stringent than the comparable federal requirements. Moreover, regulations governing debt collection calls are subject to changing interpretations that may be inconsistent among different jurisdictions. Our business, financial position and operating results could be substantially harmed by the adoption or interpretation of U.S. federal or state laws or regulations that make our service either unavailable or less attractive for debt collection communications by existing and potential clients.
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
We could be subject to significant penalties or damages if our clients violate U.S. federal or state restrictions on the use of artificial or prerecorded messages to contact wireless telephone numbers, and our business and operating results could be substantially harmed if those restrictions make our service unavailable or less attractive.
Under the U.S. Telephone Consumer Protection Act, it is unlawful to use an automatic telephone dialing system or an artificial or prerecorded message to contact any cellular or other wireless telephone number, unless the recipient previously has consented to receiving this type of message or is not charged for the message. Our service involves the use of artificial and prerecorded messages. Although our service is designed to enable a client to screen a contact list to remove wireless telephone numbers, a client may determine that voice or text messages to certain wireless telephone numbers are permitted because the recipients previously have consented to receiving artificial or prerecorded messages. We cannot ensure that, in using our service for a campaign, a client removes from its contact list the names of all persons who are associated with wireless telephone numbers and who have not consented to receiving artificial or prerecorded messages or, in particular, that the client properly interprets and applies the exemption for recipients who have consented to receiving such messages. Many states have enacted restrictions on using automatic dialing systems and artificial and prerecorded messages to contact wireless telephone numbers, and some of those state requirements may be more stringent than the comparable federal requirements.
In May 2008, a federal district court in California held that the Telemarketing and Consumer Fraud and Abuse Prevention Act prohibits any autodialed or prerecorded telephone call to a consumer’s cell phone unless the consumer had specifically consented to such calls. The same provision of such Act also applies to the sending of commercial text messages to cell phones. The ruling overturned an earlier interpretation of the Federal Communications Commission, or FCC, that permitted autodialed and prerecorded calls to the cell phone of any consumer who had provided the cell phone number in connection with requesting a product or service. The ruling applies only in California and has been appealed. We cannot predict whether or to what extent the ruling may cause existing or potential clients to limit their use of our services, including our AVM and text messaging services, in California or elsewhere. It may be, for example, difficult or even impossible for a client to ascertain the location at which a consumer is reached by cell phone. If the ruling is not overturned or modified, some clients may decide to limit their use of our services to reach consumers on wireless numbers, which could materially adversely affect our revenue and other operating results.
If clients use our service in a manner that violates any of these governmental regulations, federal or state authorities may seek to subject us to regulatory fines or other penalties, even if the violation did not result from a failure of our service. If clients use our service to screen for wireless telephone numbers and our screening mechanisms fail, we may be subject to regulatory fines or other penalties as well as contractual claims by clients for damages, and our reputation may be harmed.
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
If our existing stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our stockholders might sell shares of common stock could also depress the market price of our common stock. At the time of our initial public offering, our officers, directors and certain other stockholders holding approximately 9,558,306 shares of our common stock outstanding following our initial public offering entered into lock-up agreements with the underwriters of our initial public offering that restricted their ability to transfer shares of common stock. The period during which these shares were subject to such restrictions expired on May 25, 2008. The market price of shares of our common stock could drop significantly if our officers, directors or other stockholders decide to sell shares of our common stock into the market.
Our directors, executive officers and their affiliated entities will continue to have substantial control over us and could limit the ability of other stockholders to influence the outcome of key transactions, including changes of control.
As of June 30, 2008, our executive officers, directors and their affiliated entities, in the aggregate, beneficially owned 64% of our outstanding common stock. In particular, affiliates of North Bridge Ventures Partners, including James A. Goldstein, one of our directors, in the aggregate, beneficially owned 30.3% of our outstanding common stock. Our executive officers, directors and their affiliated entities, if acting together, are able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. These stockholders may have interests that differ from those of other investors, and they might vote in a way with which other investors disagree. The concentration of ownership of our common stock could have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and could negatively affect the market price of our common stock.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2008, we issued 440 shares of common stock pursuant to the exercise of stock options for cash consideration with aggregate exercise proceeds of $444. In addition, we issued 46,076 shares of common stock pursuant to the exercise of warrants in a cashless transaction at exercise prices ranging between $2.22 and $5.18 per share. The shares issued pursuant to the exercise of stock options and warrants were issued in reliance upon the exemptions from registration provided by Rule 701 or Section 4(2) of the Securities Act of 1933, as amended.
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
During the three months ended June 30, 2008 we used an additional $8.9 million of the IPO net proceeds to fund our operating expenses. None of the net proceeds used during the three months ended June 30, 2008 were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of our equity securities, or any of our other affiliates, with the exception of amounts paid as salary to our executive officers and directors.
Item 4. Submission of Matters to a Vote of Security Holders
Our 2008 Annual Meeting of Stockholders was held on May 21, 2008 at our principal executive offices at 22 Crosby Drive, Bedford, Massachusetts. Of the 15,252,115 shares of our common stock issued and outstanding on March 28, 2008, the record date of the annual meeting, 12,907,141 shares (84.6%) were present or represented by proxy at the meeting. The results of the votes on each of the proposals considered at the annual meeting were as follows:
1.	Election of three Class I directors, each to serve a three-year term beginning at the annual meeting and ending at our 2011 Annual Meeting of Stockholders.

		Shares	Abstentions and
	Shares For	Withheld	Broker Non-Votes

Justin Perreault	12,906,242	899	0

James Roszkowski	12,906,242	899	0

Eileen Rudden	12,906,242	899	0
In addition to the directors listed above who were elected at the annual meeting, the terms of Eric Giler, James Goldstein, Vernon Lobo, Peter Shields, and Regina Sommer continued after the meeting.
2.	Ratification of the selection of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008.

Shares For	12,906,242
Shares Against	899
Abstentions and Broker Non-Votes	0

Item 6. Exhibits

Incorporated by Reference
Exhibit				Filing Date	Exhibit
Number	Description of Exhibit	Filed Herewith	Form	with SEC	Number

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350	X

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SoundBite Communications, Inc.
Date: August 13, 2008	By:	/s/ Peter R. Shields
Peter R. Shields
Chief Executive Officer

Date: August 13, 2008	By:	/s/ Robert C. Leahy
Robert C. Leahy
Chief Financial Officer