Form 10-Q
period 2008-09-30
SOUNDBITE COMMUNICATIONS INC
filed 2008-11-07
CIK 1163698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     As of October 31, 2008, there were 15,481,557 shares of the registrant’s common stock, $.001 par value per share, outstanding.

SOUNDBITE COMMUNICATIONS, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SOUNDBITE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$38,317	$35,674
Accounts receivable, net of allowance for doubtful accounts of $193 and $176 at September 30, 2008 and December 31, 2007, respectively	6,603	7,261
Prepaid expenses and other current assets	1,000	1,309

Total current assets	45,920	44,244

Property and equipment, net	4,872	6,096
Intangible assets, net	249	—
Other assets	41	149

Total assets	$51,082	$50,489

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,142	$457
Accrued expenses	3,201	3,867

Total liabilities	4,343	4,324

Stockholders’ equity:
Common stock, $0.001 par value — 75,000,000 shares authorized; 15,676,942 shares issued and 15,481,557 shares outstanding at September 30, 2008; 15,420,888 shares issued and 15,225,503 shares outstanding at December 31, 2007	16	15
Additional paid-in capital	66,426	65,720
Treasury stock, at cost —195,385 shares at September 30, 2008 and December 31, 2007	(132)	(132)
Accumulated other comprehensive (loss) income	(17)	4
Accumulated deficit	(19,554)	(19,442)

Total stockholders’ equity	46,739	46,165

Total liabilities and stockholders’ equity	$51,082	$50,489

See notes to the unaudited condensed consolidated financial statements.

SOUNDBITE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues	$10,613	$10,067	$32,556	$28,166
Cost of revenues	4,155	3,619	12,555	10,479

Gross profit	6,458	6,448	20,001	17,687

Operating expenses:
Research and development	1,283	883	3,834	2,758
Sales and marketing	4,659	3,754	13,500	10,609
General and administrative	2,050	1,700	7,969	4,052
Impairment of goodwill	208	—	208	—

Total operating expenses	8,200	6,337	25,511	17,419

Operating (loss) income	(1,742)	111	(5,510)	268

Other income (expense):
Interest income	233	57	798	192
Interest expense	—	(56)	—	(201)
Gain on litigation settlement	—	—	4,600	—
Warrant charge for change in fair value	—	(389)	—	(947)

Total other income (expense), net	233	(388)	5,398	(956)

Net loss	(1,509)	(277)	(112)	(688)
Accretion of preferred stock	—	(11)	—	(33)

Net loss attributable to common stockholders	$(1,509)	$(288)	$(112)	$(721)

Net loss per common share attributable to common stockholders:
Basic and diluted	$(0.10)	$(0.44)	$(0.01)	$(1.13)

Weighted average common shares outstanding:
Basic and diluted	15,439,546	657,155	15,328,768	638,987
See notes to the unaudited condensed consolidated financial statements.

SOUNDBITE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(112)	$(688)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	2,582	2,055
Amortization of intangible assets	101	—
Provision for doubtful accounts	17	101
Change in carrying value of preferred stock warrant liability	—	947
Stock-based compensation	598	220
Impairment of goodwill	208	—
(Gain) loss on disposal of equipment	(15)	132
Change in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	691	(820)
Prepaid expenses and other current assets	309	(2,744)
Other assets	108	—
Accounts payable	762	1,947
Accrued expenses	(666)	909

Net cash provided by operating activities	4,583	2,059

Cash flows from investing activities:
Proceeds received from sale of equipment	21	—
Acquisition of business	(611)	—
Purchases of property and equipment	(1,442)	(2,837)

Net cash used in investing activities	(2,032)	(2,837)

Cash flows from financing activities:
Proceeds from equipment and bank line of credit	—	2,345
Repayments of equipment and bank line of credit	—	(3,546)
Proceeds from exercise of stock options	109	16

Net cash provided by (used in) financing activities	109	(1,185)

Effect of exchange rate changes on cash and cash equivalents	(17)	—

Net increase (decrease) in cash and cash equivalents	2,643	(1,963)
Cash and cash equivalents, beginning of period	35,674	7,251

Cash and cash equivalents, end of period	$38,317	$5,288

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$213

Supplemental disclosure of non-cash investing and financing activities:
Accretion of redeemable convertible preferred stock	$—	$33

Property and equipment, included in accounts payable	$5	$1,058

See notes to the unaudited condensed consolidated financial statements.

SOUNDBITE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. NATURE OF BUSINESS
SoundBite Communications, Inc. (the “Company”) develops and markets on-demand, integrated multi-channel communications solutions consisting primarily of automated voice messaging (“AVM”) services and also email and text messaging services. These services are delivered over existing networks and are primarily used to establish, execute, manage and measure the effectiveness of customer communications campaigns for collections, customer care, and sales and marketing processes. The Company was incorporated in Delaware in 2000 and its principal executive offices are located in Bedford, Massachusetts. The Company conducts its business primarily in the United States.
2. BASIS OF PRESENTATION
The accompanying unaudited balance sheet as of September 30, 2008, statements of operations for the three and nine months ended September 30, 2008 and 2007 and of cash flows for the nine months ended September 30, 2008 and 2007 and related interim information contained in the notes to the financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the unaudited interim financial statements include all adjustments, consisting of normal and recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2008 and its results of operations for the three and nine months ended September 30, 2008 and 2007 and its cash flows for the nine months ended September 30, 2008 and 2007. The results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008. These Condensed Consolidated Financial Statements should be read in conjunction with the audited annual financial statements and notes thereto as of and for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K filed with the SEC.
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

The Company provides ancillary services to assist clients in selecting service features and adopting best practices that help clients make the best use of the Company’s on-demand services. The organization provides varying levels of support through these ancillary services, from managing an entire campaign to supporting self-service clients. In some cases, ancillary services may be billed to clients based upon a fixed fee or, more typically, a fixed hourly rate. These billed services typically are of short duration, typically less than one month. The billed services do not involve future obligations and do not provide material value beyond supporting use of the Company’s on-demand services. The Company recognizes revenue from these billed services within the calendar month in which the ancillary services are completed if the four criteria set forth above are satisfied. Revenues attributable to ancillary services are not material and accordingly were not presented as a separate line item in the statements of operations.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of SoundBite Communications, Inc. and its wholly owned subsidiaries, SoundBite Communications Canada, Inc., which was incorporated in August 2007, and SoundBite Communications Security Corporation, which was incorporated in December 2007. All intercompany accounts and transactions have been eliminated in consolidation.
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
The following table presents amortization expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Cost of revenues	$2	$—	$6	$—
Research and development	1	—	1	—
Sales and marketing	40	—	94	—

Total amortization expense	$43	$—	$101	$—

Freestanding Preferred Stock Warrants
Freestanding warrants and other similar instruments related to shares that are redeemable are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Staff Position No. 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable (FSP 150-5). Under FSP 150-5, freestanding warrants exercisable for redeemable convertible preferred stock are classified as a liability on the balance sheet. For the three and nine month periods ended September 30, 2007, the Company recorded charges of $389,000 and $947,000, respectively, for the change in the value of the warrants to purchase the Company’s convertible preferred stock.

Upon the closing of the Company’s initial public offering in November 2007, warrants to purchase shares of the Company’s convertible preferred stock automatically became exercisable to purchase shares of the Company’s common stock and, as a result, were no longer subject to FSP 150-5.
Basic and Diluted Loss Per Common Share
Net loss per common share has been computed using the weighted average number of shares of common stock outstanding during each period. Basic and diluted shares outstanding were the same for the periods presented as the impact of all potentially dilutive securities outstanding was anti-dilutive. The following table presents the potentially dilutive securities outstanding that were excluded from the computation of diluted net loss per common share because their inclusion would have had an anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Stock options	2,593,632	2,075,487	2,606,016	2,095,925
Restricted stock	2,420	5,060	3,075	5,401
Warrants	33,686	151,645	72,574	151,645
Redeemable convertible preferred stock	—	9,613,942	—	9,613,942

Total	2,629,738	11,846,134	2,681,665	11,866,913

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
The Company provides reserves for potential payments of tax liabilities to various tax authorities related to uncertain tax positions and other issues as required by FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. Reserves are based on a determination of whether and how much a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. Potential interest and penalties associated with such uncertain tax positions is recorded as a component of income tax expense. To date, the Company has not noted any material uncertain tax positions for which reserves would be required.
Accounting for Stock-Based Compensation
The Company accounts for stock-based compensation expense in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). Under SFAS No. 123R, stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. The Company estimates the fair value of each stock-based award on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield.

Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2 (“FSP 157-2”) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years beginning after November 15, 2008. Nonfinancial items for the purpose of FSP 157-2 include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, the Company adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have an impact on the consolidated financial position, results of operations or cash flows of the Company. The adoption of SFAS No. 157 for nonfinancial assets and liabilities, in the first quarter of 2009, also is not expected to have an impact on the consolidated financial position, results of operations or cash flows of the Company upon adoption.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115. SFAS No. 159 allows entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis, referred to as, the fair value option. SFAS No. 159 was effective for the Company beginning in the first quarter of fiscal 2008. The Company has elected not to carry any financial asset or liabilities at fair value. Therefore, the adoption of SFAS No. 159 in the first quarter of fiscal 2008 did not impact the consolidated financial position, results of operations or cash flows of the Company.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R). SFAS No.141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The Company will be required to adopt SFAS No. 141R in the first quarter of fiscal year 2009. Adoption of SFAS No. 141R will have no effect on the Company’s reported financial information prior to adoption and will be applicable to any business combination into which the Company enters after adoption.
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

The Company has agreed, under certain circumstances, to not contest the presumption of validity afforded each of the URS issued patents. The Company also agreed to dismiss its business tort and unfair practices claims in the Massachusetts lawsuit against URS and its CEO, Blake Rice. URS, for its part, agreed to dismiss its claims of patent infringement and fraudulent inducement against the Company in the Minnesota lawsuit.
The $4.6 million received in June 2008 as a settlement relating to these lawsuits was recorded as a component of other income (expense) for the nine month period ended September 30, 2008.
5. COMMON STOCK
Stock-based Compensation
Data pertaining to stock option activity under the Company’s stock incentive plans during the nine months ended September 30, 2008 is as follows (dollars in thousands, except per share data):

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual Life	Intrinsic
	Options	Price	(Years)	Value
Outstanding — January 1, 2008	2,176,048	$1.51
Granted	742,550	4.14
Exercised	(209,978)	0.57
Canceled	(114,988)	2.65

Outstanding — September 30, 2008	2,593,632	2.30	7.29	$2,942

Options vested and exercisable, at period end	1,495,824	$1.03	6.04	$2,577
Options expected to vest	907,558	$4.02	8.99	$302
The following table provides the assumptions used in determining the fair value of the share-based awards.

	Nine Months Ended September 30,
	2008	2007
Risk-Free Rate	2.71 - 3.77%	4.50-4.71%
Expected Life	5.27 - 6.25 years	6.02-6.25 years
Expected Volatility	61.7%	74.9%
Expected Dividend Yield	0%	0%
The Company recorded compensation expense associated with share-based awards of $243,000 and $598,000 during the three and nine months ended September 30, 2008, respectively, and $89,000 and $220,000 during the three and nine months ended September 30, 2007, respectively. These amounts were based on awards ultimately expected to vest and reflect an estimate of awards that will be forfeited. As of September 30, 2008, the total compensation cost related to stock-based awards granted under SFAS No. 123R to employees and directors but not yet amortized was $1.8 million, net of estimated forfeitures. These costs will be amortized on a straight-line basis over a weighted average period of 3 years.
The following tables presents stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Cost of revenues	$11	$1	$22	$3
Research and development	25	5	60	12
Sales and marketing	108	35	276	83
General and administrative	99	48	240	122

Total stock-based compensation	$243	$89	$598	$220

6. ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Accrued payroll related items	$1,151	$1,375
Accrued telephony	480	539
Accrued professional fees	322	768
Accrued rent	495	199
Accrued other	753	986

Total accrued expenses	$3,201	$3,867

7. INCOME TAXES
The Company has determined its annual effective income tax rate for 2008 to be 0% based upon its expected financial results and existing net operating losses. The Company has determined a full valuation allowance against its net deferred tax assets due to the uncertainty associated with the realizability of the net operating loss carryforwards and its other deferred tax assets.
8. ACQUISITION
On February 26, 2008, the Company acquired substantially all of the assets of Mobile Collect, Inc. Mobile Collect was a privately held company that provided text messaging and mobile communications solutions. The Company acquired these assets with the goal of supplementing the Company’s service capabilities to include Free-To-End-User text messaging. The acquisition included cash payments of $500,000 upon closing and contingent cash payments of up to $2 million payable through 2013 upon Mobile Collect achieving certain established financial targets. As of September 30, 2008, the Company had recorded $50,000 of contingent consideration. This amount has been recorded as additional goodwill as of September 30, 2008. The results of operations of Mobile Collect have been included in the accompanying financial statements from the date of the acquisition. Pro forma results of Mobile Collect’s operations have not been presented because the effect of this acquisition was not material.
The purchase price has been allocated to the tangible and intangible assets acquired based on fair value, with any excess recorded as goodwill. The acquisition was a taxable transaction so the acquired intangibles and goodwill will be deductible for income tax purposes. The components of the purchase price allocation are as follows (in thousands):

Purchase Price:
Cash paid	$500
Transaction costs	61
Contingent consideration earned as of September 30, 2008	50

Total	$611

Allocations:
Current assets	$53
Intangible assets:
Customer relationships	320
Non-compete agreements	20
Technology	10
Goodwill	208

Total assets acquired	$611

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

9. IMPAIRMENT OF GOODWILL
Goodwill and certain intangible assets with indefinite lives are not amortized, but instead are reviewed for impairment annually or more frequently if impairment indicators arise. The Company evaluates goodwill on an annual basis for impairment and had selected November 1 as the annual impairment testing date.
During the third quarter of 2008, as a result of the economic environment impacting the Company’s business and operating results coupled with a material decline of the Company’s stock price, the Company determined that an impairment triggering event had occurred that would require an interim impairment evaluation. Therefore, the Company initiated an interim review of the carrying value of the goodwill for possible impairment. First, the Company determined the fair value of its reporting unit using the market approach. This review indicated that the carrying value of its goodwill may be impaired as of September 30, 2008. The Company then performed the second step of the goodwill impairment test, used to measure the amount of impairment loss, if any, and compared the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Based upon the results of this test, the Company determined that goodwill had been fully impaired and accordingly, recognized an impairment charge of $208,000 during the three months ended September 30, 2008.
The changes in the carrying amount of the Company’s goodwill for the nine months ended September 30, 2008 were as follows:

Balance — January 1, 2008	$—
Add: acquisition consummated in February 2008 (Note 8)	158
Add: contingent consideration (Note 8)	50
Less: impairment charge	(208)

Balance at September 30, 2008	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Investors should read the following discussion in conjunction with our financial statements and related notes appearing elsewhere in this report. In addition to historical information, this discussion and the disclosures contained elsewhere in this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act, that involve risks, uncertainties and assumptions that could cause our actual results to differ materially from our expectations. Use of words such as “believes,” “continues,” “expects,” “anticipates,” “targeting,” “intends,” “plans,” “estimates,” “should,” “likely” or similar expressions indicates a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Factors that could cause differences from our expectations include those described in Part II, Item 1A. “Risk Factors” below and elsewhere in this report.
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
Operating Expenses
Research and Development. Research and development expenses consist primarily of compensation expenses and depreciation expense of certain equipment related to the development of our services. We have historically focused our research and development efforts on improving and enhancing our platform as well as developing new features and functionality. We expect that research and development expenses in the fourth quarter of 2008 will remain roughly consistent with research and development expenses in the three months ended September 30, 2008, both on an absolute dollar basis and as a percentage of revenues, as we continue to upgrade and extend our service offerings and develop new technologies.
Sales and Marketing. Sales and marketing expenses consist primarily of compensation for our sales and marketing personnel, including sales commissions, as well as the costs of our marketing programs. We expect that sales and marketing expenses in the fourth quarter of 2008 will remain roughly consistent with sales and marketing expenses in the three months ended September 30, 2008, both on an absolute dollar basis and as a percentage of revenues. We expect to further invest in developing our marketing strategy and activities to extend brand awareness and generate additional leads for our sales staff. In late October 2008, we terminated 14 sales and marketing positions in order to lower our costs of operations. However, compensation expense will be unaffected by this action in the fourth quarter of 2008 as termination costs will offset the cost savings resulting from the reduction in headcount.
General and Administrative. General and administrative expenses consist of compensation expenses for executive, finance, accounting, administrative and management information systems personnel, accounting and legal professional fees and other corporate expenses. We expect that general and administrative expenses in the fourth quarter of 2008 will remain roughly consistent with general and administrative expenses in the three months ended September 30, 2008, both on an absolute dollar basis and as a percentage of revenues. In late October 2008, we terminated 2 positions in our finance, human resources and information technology groups in order to lower our costs of operations. We expect, however, to continue to incur additional costs associated with being a public company, including the costs of implementing and maintaining new financial systems and hiring additional personnel to enable us to meet our financial reporting and regulatory compliance requirements, including those under the Sarbanes-Oxley Act. We expect that the increase in general and administrative expense in the fourth quarter of 2008 as compared to the fourth quarter of 2007 will be less than the increase in the third quarter of 2008 as compared to the third quarter of 2007, as we became a public company during the fourth quarter of 2007 and consequently incurred some of the increased expense of operating as a public company during that period, which was reflected in general and administrative expense.

Results of Operations
The following table sets forth selected statements of operations data for the three and nine months ended September 30, 2008 and 2007 indicated as percentages of revenues.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Statement of Operations Data:
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	39.1	36.0	38.6	37.2

Gross margin	60.9	64.0	61.4	62.8

Operating expenses:
Research and development	12.1	8.8	11.8	9.8
Sales and marketing	43.9	37.3	41.5	37.6
General and administrative	19.3	16.8	24.4	14.4
Impairment of goodwill	2.0	—	0.6	—

Total operating expenses	77.3	62.9	78.3	61.8

Operating (loss) income	(16.4)	1.1	(16.9)	1.0
Total other income (expense), net	2.2	(3.9)	16.6	(3.4)

Net loss	(14.2)%	(2.8)%	(0.3)%	(2.4)%

Comparison of Three Months Ended September 30, 2008 and 2007
Revenues

	Three Months Ended September 30,				Quarter-to-
	2008		2007		Quarter Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)
Revenues	$10,613	100.0%	$10,067	100.0%	$546	5.4%
The $546,000 growth in revenues for the three months ended September 30, 2008 as compared to the same period in 2007 was attributable to revenues remaining relatively flat from customers from which we derived revenue in both periods and an increase of $572,000 in revenues from new customers. Our increased revenue was partly due to higher calling volume driven by the continued focus of our sales personnel on acquiring new customers. The increase in revenues resulting from higher calling volume was partially offset by lower price structure agreements entered into with some of our customers.
Cost of Revenues and Gross Profit

	Three Months Ended September 30,				Quarter-to-
	2008		2007		Quarter Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)
Cost of revenues	$4,155	39.1%	$3,619	36.0%	$536	14.8%
Gross profit	6,458	60.9	6,448	64.0	10	0.2
The $536,000 increase in cost of revenues for the three months ended September 30, 2008 as compared to the same period in 2007 primarily consisted of a $393,000 increase in telephony expense due to higher customer usage and a $54,000 increase in hosting costs due to an increase in capacity. The decrease in gross margin percentage for the three months ended September 30, 2008 as compared to the same period in 2007 reflected lower price structure agreements entered into with some of our customers.
Operating Expenses

	Three Months Ended September 30,				Quarter-to-
	2008		2007		Quarter Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)
Research and development	$1,283	12.1%	$883	8.8%	$400	45.3%
Sales and marketing	4,659	43.9	3,754	37.3	905	24.1
General and administrative	2,050	19.3	1,700	16.8	350	20.6
Impairment of goodwill	208	2.0	—	—	208	*

Total operating expenses	$8,200	77.3%	$6,337	62.9%	$1,863	29.4%

*	Not meaningful
Research and Development. The $400,000 increase in research and development expenses for the three months ended September 30, 2008 as compared to the same period in 2007 was primarily attributable to a $290,000 increase in employee compensation costs resulting from the addition of personnel. In addition, during the three month period ended September 30, 2007, we capitalized $85,000 of research and development compensation costs to property and equipment for the development of internal use software compared to $0 during the three month period ended September 30, 2008.
Sales and Marketing. The $905,000 increase in sales and marketing expenses for the three months ended September 30, 2008 as compared to the same period in 2007 resulted primarily from a $647,000 increase in employee compensation costs attributable to the addition of personnel and a $199,000 increase in travel costs resulting from the addition of personnel and an increase in transportation costs.
General and Administrative. The $350,000 increase in general and administrative expenses for the three months ended September 30, 2008 as compared to the same period in 2007 consisted principally of a $189,000 increase in employee compensation costs attributable to the addition of administrative personnel and a $205,000 increase in professional service costs related to our being a new public company.
Impairment of Goodwill. The $208,000 charge for impairment of goodwill resulted from our determination that an impairment of the carrying value of our goodwill had occurred due to the impact of the current economic environment on our operating results coupled with a material decline in our stock price. See “Impairment of Goodwill” in Note 9 to the financial statements appearing elsewhere herein.

Operating and Other Income (Expense)

	Three Months Ended September 30,				Quarter-to-
	2008		2007		Quarter Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)
Operating income (loss)	$(1,742)	(16.4)%	$111	1.1%	$(1,853)	*
Other income (expense):
Interest income	233	2.2	57	0.6	176	308.8%
Interest expense	—	—	(56)	(0.6)	56	*
Other, net	—	—	(389)	(3.9)	389	*

Total other income (expense), net	233	2.2%	(388)	(3.9)%	621	*

Net loss	$(1,509)	(14.2)%	$(277)	(2.8)%	$(1,232)	*

*	Not meaningful
The $621,000 increase in total other income (expense), net for the three months ended September 30, 2008 as compared to the same period in 2007 primarily resulted from (a) an increase in interest income of $176,000 due to higher cash and cash equivalents as a result of the proceeds we received in connection with our initial public offering and (b) a $389,000 adjustment to the fair value of preferred stock recognized in the three months ended September 30, 2007 which was not recorded in the three months ended September 30, 2008 due to the fact that these warrants became exercisable for common stock upon the closing of our initial public offering in November 2007. See “Freestanding Preferred Stock Warrants” in Note 3 to the financial statements appearing elsewhere herein.
Comparison of Nine Months Ended September 30, 2008 and 2007
Revenues

	Nine Months Ended September 30,				Nine Month
	2008		2007		Period Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)
Revenues	$32,556	100.0%	$28,166	100.0%	$4,390	15.6%
The $4.4 million growth in revenues for the nine months ended September 30, 2008 as compared to the same period in 2007 reflected an increase of $3.1 million in revenues from customers from which we derived revenue in both periods and an increase of $1.3 million in revenues from new customers. Our increased revenue was partly due to higher calling volume driven by the continued focus of our sales personnel on acquiring new customers. The increase in revenues resulting from higher calling volume was partially offset by lower price structure agreements entered into with some of our customers.
Cost of Revenues and Gross Profit

	Nine Months Ended September 30,				Nine Month
	2008		2007		Period Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)
Cost of revenues	$12,555	38.6%	$10,479	37.2%	$2,076	19.8%
Gross profit	20,001	61.4	17,687	62.8	2,314	13.1

The $2.1 million increase in cost of revenues for the nine months ended September 30, 2008 as compared to the same period in 2007 consisted primarily of a $1.6 million increase in telephony expense related to higher customer usage and a $203,000 increase in depreciation expense due to additions to our property and equipment infrastructure. The decrease in gross margin percentage for the nine months ended September 30, 2008 as compared to the same period in 2007 reflected lower price structure agreements entered into with some of our customers.
Operating Expenses

	Nine Months Ended September 30,				Nine Month-
	2008		2007		Period Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)
Research and development	$3,834	11.8%	$2,758	9.8%	$1,076	28.1%
Sales and marketing	13,500	41.5	10,609	37.6%	2,891	27.2
General and administrative	7,969	24.4	4,052	14.4%	3,917	96.6
Impairment of goodwill	208	0.6	—	—	208	*

Total operating expenses	$25,511	78.3%	$17,419	61.8%	$8,092	46.5%

*	Not meaningful
Research and Development. The $1.1 million increase in research and development expenses for the nine months ended September 30, 2008 as compared to the same period in 2007 was primarily attributable to a $762,000 increase in employee compensation costs resulting from the addition of personnel and a $120,000 increase in temporary employment labor costs. In addition, during the nine month period ended September 30, 2007, we capitalized $185,000 of research and development compensation costs to property and equipment for the development of internal use software compared to $0 during the nine month period ended September 30, 2008.
Sales and Marketing. The $2.9 million increase in sales and marketing expenses for the nine months ended September 30, 2008 as compared to the same period in 2007 resulted primarily from (a) a $2.1 million increase in employee compensation costs attributable to the addition of personnel (b) a $218,000 increase in commission expense due to higher revenues during the period and (c) a $410,000 increase in travel costs resulting from the addition of personnel and an increase in transportation costs.
General and Administrative. The $3.9 million increase in general and administrative expenses for the nine months ended September 30, 2008 as compared to the same period in 2007 consisted principally of (a) a $600,000 increase in employee compensation costs attributable to the addition of personnel, (b) a $390,000 increase in depreciation expense for new financial systems and other fixed assets, (c) a $285,000 increase in insurance costs, and (d) a $2.6 million increase in professional service costs. Of the $2.6 million increase in professional service costs, $1.9 million was attributable to legal fees incurred in conjunction with our lawsuit with URS and the settlement of the lawsuit, and the remaining amount was attributable to various professional service costs related to our being a public company and increased business activity.
Impairment of Goodwill. The $208,000 charge for impairment of goodwill resulted from our determination that an impairment of the carrying value of our goodwill had occurred due to the impact of the current economic environment on our operating results coupled with a material decline in our stock price. See “Impairment of Goodwill” in Note 9 to the financial statements appearing elsewhere herein.

Operating and Other Income (Expense)

	Nine Months Ended September 30,				Nine Month
	2008		2007		Period Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)
Operating income (loss)	$(5,510)	(16.9)%	$268	1.0%	$(5,778)	*
Other income (expense):
Interest income	798	2.5	192	0.8	606	315.6%
Interest expense	—	—	(201)	(0.8)	201	*
Gain on litigation settlement	4,600	14.1	—	—	4,600	*
Other, net	—	—	(947)	(3.4)	947	*

Total other income (expense), net	5,398	16.6%	(956)	(3.4)%	6,354	*

Net loss	$(112)	(0.3)%	$(688)	(2.4)%	$574	*

*	Not meaningful
The $6.4 million increase in other income (expense), net for the nine months ended September 30, 2008 as compared to the same period in 2007 primarily resulted from (a) $4.6 million received in connection with the settlement of our lawsuit with URS (b) an increase in interest income of $606,000 due to higher cash and cash equivalents as a result of the proceeds we received in connection with our initial public offering and (c) a charge of $947,000 to adjust the fair value of preferred stock recognized in the nine months ended September 30, 2007 which was not recorded in the nine months ended September 30, 2008 due to the fact that these warrants became exercisable for common stock upon the closing of our initial public offering in November 2007. See “Freestanding Preferred Stock Warrants” in Note 3 to the financial statements appearing elsewhere herein.
Liquidity and Capital Resources
Resources
Since our inception, we have funded our operations with proceeds from issuances of preferred and common stock, borrowings under credit facilities and cash flow from operations. As of September 30, 2008, we had $38.3 million in cash and cash equivalents, $6.6 million in accounts receivable and $41.6 million in working capital.
Our cash and cash equivalents at September 30, 2008 were unrestricted and held for working capital purposes. They were invested primarily in government based money market funds. We do not enter into investments for trading or speculative purposes.
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
Operating Cash Flow

Our operating activities generated net cash in the amount of $4.6 million in the nine months ended September 30, 2008 reflecting (a) a net loss of $113,000 adjusted for non-cash charges of $3.5 million consisting primarily of $2.6 million of depreciation expense and $598,000 of stock compensation expense and (b) a decrease in accounts receivable of $691,000. The decrease in accounts receivable is due to timing of payments made by our customers.
Credit Facility
In July 2007 we entered into a credit facility with Silicon Valley Bank that provided a working capital line of credit for up to the lesser of (a) $1.5 million or (b) 80% of eligible accounts receivable, subject to specified adjustments. Up to $1.0 million of the working capital line could be utilized for the issuance of letters of credit. This credit facility expired by its terms on July 17, 2008. We are negotiating the terms of a replacement credit facility and expect to enter into such a facility during the three months ending December 31, 2008. Silicon Valley Bank has continued to honor letters of credit under the July 2007 credit facility, and as of September 30, 2008, we had utilized $503,000 in connection with our facility leases. At September 30, 2008, we were in compliance with all covenants set forth in the July 2007 credit facility.
Requirements
Capital Expenditures
In recent years, we have made capital expenditures primarily to acquire computer hardware and software and, to a lesser extent, furniture and leasehold improvements to support our business. Our capital expenditures totaled $1.4 million in the nine months ended September 30, 2008. We intend to continue to invest in our infrastructure in an effort to enhance our platform, introduce new features and complementary services, and maintain the reliability of our network. We also intend to make investments in computer equipment and systems as we add additional personnel and continue to grow our business. We expect our capital expenditures for these purposes will total approximately $400,000 for the last three months of 2008.
Contractual Obligations and Requirements
On February 26, 2008, we acquired substantially all of the assets of Mobile Collect, Inc. Mobile Collect was a privately held company that provided text messaging and mobile communications solutions. The acquisition included cash payments of $500,000 upon closing and requires contingent cash payments of up to $2 million payable through 2013 in the event that certain established financial targets are satisfied through the operation of the acquired assets. As of September 30, 2008, $50,000 contingent cash payments have been paid or were payable to the stockholders of Mobile Collect. Future payments, if any, are due quarterly.
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
Off-Balance-Sheet Arrangements
As of September 30, 2008, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the SEC.

Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, we adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have an impact on our consolidated financial position, results of operations or cash flows. The adoption of SFAS No. 157 for nonfinancial assets and liabilities, in the first quarter of 2009, also is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115. SFAS No. 159 allows entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (referred to as the fair value option). SFAS 159 was effective for us beginning in the first quarter of fiscal 2008. We have elected not to carry any financial asset or liabilities at fair value. Therefore, the adoption of SFAS No. 159 in the first quarter of fiscal 2008 did not impact our consolidated financial position, results of operations or cash flows.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. We will be required to adopt SFAS No. 141R in the first quarter of fiscal year 2009. Adoption of SFAS No. 141R will have no effect on our reported financial information prior to adoption and will be applicable to any business combination we enter into after adoption.
Item 4. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our on-demand platform is complex and incorporates a variety of hardware and proprietary and licensed software. Internet-based services such as ours frequently experience disruptions from undetected defects when first introduced or when new versions or enhancements are released. In addition, our recently added text messaging capabilities may hinder the performance of our platform as we have limited experience with dealing with text messaging services. From time to time we have found and corrected defects in our platform. Other defects in our platform, or defects in new features, complementary services or upgrades released in the future, could result in service disruptions for one or more clients. Our clients might use our services in unanticipated ways that cause a service disruption for other clients attempting to access their contact list information and other data stored on our platform. In addition, a client may encounter a service disruption or slowdown due to high usage levels of our services. For example, in May 2005 we experienced demand in excess of our then-current capacity, which limited the ability of certain clients to execute their campaigns in their desired timeframes.
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
The agreements we enter into with clients do not require minimum levels of usage or payments and are terminable at will by our clients. The periodic usage of our services by an existing client could decline or fluctuate as a result of a number of factors, including the client’s level of satisfaction with our services, the client’s ability to satisfy its customer contact processes internally, and the availability and pricing of competing products and services. If our services fail to generate consistent business from existing clients, our business, financial condition and operating results will be adversely affected.
We derive a significant portion of our revenues from the sale of our AVM service for use in the collections process, and any event that adversely affects the collection agencies industry or in-house collection departments would cause our revenues to decline.
In recent years, we have focused our AVM sales and marketing activities on the collection process, and have targeted collection agencies and debt buyers in the collection agencies industry as well as large in-house collection departments of businesses in other industries. Revenues from these collection businesses represented 81% of our revenues in the first nine months of 2008, 83% of our revenues 2007, 80% of our revenues in 2006 and 67% of our revenues in 2005. We expect that revenues from the collection businesses will continue to account for a substantial part of our revenues for the foreseeable future.
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

Moreover, two clients accounted for a total of 28% of our revenue in the first nine months of 2008, 29% of our revenues in 2007, 26% of our revenues in 2006 and 32% of our revenues in 2005. These clients are in the collection agencies industry and a large in-house collection department of a telecommunications business. In addition to the risks associated with collections businesses in general, our business, financial condition and operating results would be negatively affected if these clients were to significantly decrease the extent to which they use our AVM service.
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
In delivering our services, we rely upon a combination of hosting providers, telecommunication carriers and data carriers. We serve our clients from three third-party hosting facilities. One facility is located in Ashburn, Virginia, and is owned by Equinix and operated by InterNap under an agreement that expires in October 2009. Another facility is located in Somerville, Massachusetts, and is owned and operated by InterNap under an agreement that expires in November 2009. Our agreements for these two facilities automatically renew for one year periods unless written notification is made by either party 90 days prior to renewal. Our third facility is located in Toronto, Canada and is owned and operated by Pier 1 Network Enterprises under an agreement that automatically renews for one month periods unless written notification is made by either party 60 days prior to the expiration date. If we are unable to renew these agreements on commercially reasonable terms following their termination, we will need to incur significant expense to relocate our data centers or agree to the terms demanded by the hosting provider, either of which could harm our business, financial position and operating results.
As of September 30, 2008, our clients’ campaigns were handled through a mix of telecommunication carriers and data carriers. We rely on these carriers to handle millions of customer contacts each day. We have contracts with these carriers that can be terminated by either party at the end of the contract term upon written notice delivered by either party a specified number of days before the end of the term. In addition, we can terminate the contracts at any time upon written notice delivered a specified number of days in advance, subject to the payment of specified termination charges. If a contract is terminated, we might be unable to obtain pricing on similar terms from another carrier, which would affect our gross margins and other operating results.
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

Our business will be harmed if we fail to develop new features that keep pace with technological developments.
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

We have limited experience in marketing and operating our e-mail and text messaging based products. These services accounted for less than 3% of our revenues in the nine months ended September 30, 2008. Due to our limited experience with these solutions, we may be unable to compete with existing e-mail and text messaging communication providers.
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
Our industry is highly fragmented, and we believe it is likely that some of our existing competitors will consolidate or will be acquired. For example, CSG Systems International, a leading provider of customer care and billing solutions acquired Prairie Voice Services, an interactive messaging solutions provider, in July 2007. In addition, some of our competitors may enter into new alliances with each other or may establish or strengthen cooperative relationships with systems integrators, third-party consulting firms or other parties. Any such consolidation, acquisition, alliance or cooperative relationship could lead to pricing pressure and our loss of market share and could result in a competitor with greater financial, technical, marketing, service and other resources, all of which could have a material adverse effect on our business, operating results and financial condition.
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

If we fail to retain our executive officers and other key personnel, our business would be harmed and we might not be able to implement our business plan successfully.
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
Historically, we have focused our sales and marketing efforts principally on organizations located in the United States. Organizations in the United States accounted for substantially all of our revenues in the first nine months of 2008 and each of 2007, 2006 and 2005. We may determine to commence operations in one or more other countries. Those operations would be subject to a number of risks and potential costs, including:

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
We were founded and began offering our on-demand AVM service in 2000. Investors must consider our business and prospects in light of the risks, expenses and difficulties we encounter as a relatively new company in a rapidly changing market, including:
•	a single service offering accounted for more than 97% of our revenues in the nine months ended September 30, 2008, and we face risks in developing complementary services or new service offerings, including e-mail and text messaging;

•	we could encounter difficulties in managing the growth, if any, of our business; and
•	we could be unable to forecast accurately the behavior of existing and potential clients or the demand for customer contact products.
We could fail to address one or more of these risks successfully. In addition, due to our relatively limited history, any historical operating, financial or business information relating to our operations might not be indicative of future results. We incurred a net loss in 2006 and the nine month period ended September 30, 2008, and we cannot assure you that we will be able to generate net income in any future fiscal year or quarter or that we will be able to forecast accurately our operating results for any future fiscal year or quarter.
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
As of December 31, 2007, we had net operating loss carryforwards of $17.0 million for U.S. federal tax purposes and an additional $6.4 million for state tax purposes. These loss carryforwards expire between 2008 and 2027. To the extent available, we intend to use these net operating loss carryforwards to reduce the corporate income tax liability associated with our operations. Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. We believe that ownership changes occurred in 2000, 2001 and 2007 and may potentially reduce our net operating loss carryforwards by $6.8 million. Our ability to utilize net operating loss carryforwards may be limited by the issuance of common stock in our initial public offering. To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.
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
Revenues from clients in the collection agencies industry and large in-house, or first-party, collection departments represented 81% of our revenue in the first nine months of 2008, 83% of our revenues in 2007, 80% of our revenues in 2006 and 67% of our revenues in 2005. These clients’ use of our service is affected by an array of complex federal and state laws and regulations. The U.S. Fair Debt Collection Practices Act, or FDCPA, limits debt collection communications by clients in the collection agencies industry, including third parties retained by creditors. For example, the FDCPA prohibits abusive, deceptive and other improper debt collection practices, restricts the timing and content of communications regarding a debt or a debtor’s location, and allows consumers to opt out of receiving debt collection communications. In general, the FDCPA also prohibits the use of debt collection calls to cause debtors to incur more debt. Many states impose additional requirements on debt collection communications, including limits on the frequency of debt collection calls, and some of those requirements may be more stringent than the comparable federal requirements. Moreover, regulations governing debt collection calls are subject to changing interpretations that may be inconsistent among different jurisdictions. Our business, financial position and operating results could be substantially harmed by the adoption or interpretation of U.S. federal or state laws or regulations that make our service either unavailable or less attractive for debt collection communications by existing and potential clients.
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
For example, our current telemarketing activities in the United Kingdom are affected by a comprehensive telemarketing regulation, including a prohibition on calls to numbers on the UK’s national do-not-call registry, the Telephone Preference Service. Canada has also established a similar national do-not-call registry and prohibits the use of automatic dialog and announcing devices for solicitations except in limited circumstances.
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
As of September 30, 2008, our executive officers, directors and their affiliated entities, in the aggregate, beneficially owned 64% of our outstanding common stock. In particular, affiliates of North Bridge Ventures Partners, including James A. Goldstein, one of our directors, in the aggregate, beneficially owned 30% of our outstanding common stock. Our executive officers, directors and their affiliated entities, if acting together, are able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. These stockholders may have interests that differ from those of other investors, and they might vote in a way with which other investors disagree. The concentration of ownership of our common stock could have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and could negatively affect the market price of our common stock.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended December 31, 2007, we completed an initial public offering (IPO) of common stock pursuant to a Registration Statement on Form S-1 (Registration No. 333-142144). We raised a total of $39.6 million in gross proceeds from the IPO, or $33.5 million in net proceeds after deducting underwriting discounts and commissions of $2.8 million and other offering costs of $3.3 million.
As of June 30, 2008 we had used $20.0 million of the IPO net proceeds as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2008 and June 30, 2008. During the three months ended September 30, 2008, we used an additional $8.0 million of the IPO net proceeds to fund our operating expenses. The $12.0 million unused remainder of the IPO net proceeds is primarily invested in money market accounts. None of the net proceeds used during the three months ended September 30, 2008 were paid, directly or indirectly, to any of our directors or officers, any person owning ten percent or more of our equity securities, or any of our other affiliates, with the exception of amounts paid as salary to our executive officers and as board and committee compensation fees to our independent directors.
Item 6. Exhibits

Incorporated by Reference
Exhibit				Filing Date
Number	Description of Exhibit	Filed Herewith	Form	with SEC	Exhibit Number
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350	X

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SoundBite Communications, Inc.
Date: November 7, 2008	By:	/s/ Peter R. Shields
Peter R. Shields
Chief Executive Officer

Date: November 7, 2008	By:	/s/ Robert C. Leahy
Robert C. Leahy
Chief Financial Officer