Form 10-K
period 2008-12-31
SOUNDBITE COMMUNICATIONS INC
filed 2009-03-18
CIK 1163698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33790

SoundBite Communications, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-3520763 (I.R.S. Employer Identification Number)
22 Crosby Drive Bedford, Massachusetts (Address of Principal Executive Offices)	01730 (Zip Code)

Registrant’s telephone number, including area code:
(781) 897-2500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.001 per share	The NASDAQ Global Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

As of March 1, 2009, the aggregate market value of common stock (the only outstanding class of common equity of the registrant) held by nonaffiliates of the registrant was $24.2 million based on a total of 6,996,663 shares of common stock held by nonaffiliates and on a closing price of $3.46 on June 30, 2008 for the common stock as reported on The Nasdaq Global Market.

As of March 1, 2009, 15,652,238 shares of common stock were outstanding.

Documents Incorporated by Reference

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2008. Portions of such proxy statement are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K.

		Page

PART I
Item 1.	Business	2
Item 1A.	Risk Factors	15
Item 1B.	Unresolved Staff Comments	29
Item 2.	Properties	29
Item 3.	Legal Proceedings	29
Item 4.	Submission of Matters to a Vote of Security Holders	30

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	30
Item 6.	Selected Financial Data	30
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 7a.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 8.	Financial Statements and Supplementary Data	44
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	44
Item 9A(T).	Controls and Procedures	44
Item 9B.	Other Information	45

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	45
Item 11.	Executive Compensation	45
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	46
Item 13.	Certain Relationships and Related Transactions, and Director Independence	46
Item 14.	Principal Accounting Fees and Services	46

PART IV
Item 15.	Exhibits and Financial Statement Schedules	47
Signatures		49
Ex-21.1 List of subsidiaries of Registrant
Ex-23.1 Consent of Deloitte & Touche LLP
Ex-23.2 Consent of Shields & Company, Inc.
Ex-31.1 Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Ex-31.2 Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Ex-32.1 Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

i

Forward-Looking Information

This annual report on Form 10-K contains, in addition to historical information, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act, including information relating to revenues generated from our on-demand automated voice messaging service to businesses, governments and other organizations, our efforts to expand our presence in large in-house, or first-party, collection departments, and other functional departments, of organizations and in, expected increases in cost of revenues, our expected gross margins for future periods, our spending on research and development, our ability to remain competitive and achieve future growth, information with respect to other plans and strategies for our business and factors that may influence our revenues for 2009 and thereafter. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions are intended to identify our forward-looking statements. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties including those described in “Item 1A. Risk Factors” and elsewhere in this annual report and that are otherwise described from time to time in our reports filed with the SEC after the filing of this annual report. The forward-looking statements included in this annual report represent our estimates as of the date of this annual report. We specifically disclaim any obligation to update these forward-looking statements in the future, except as specifically required by law or the rules of the SEC. These forward-looking statements should not be relied upon as representing our estimates or views as of any date subsequent to the date of this annual report.

PART I

Item 1.	Business

Overview

We provide on-demand, integrated multi-channel customer communications solutions that enable organizations to improve their business results. Using a web browser or our web services API, clients use our service to initiate and manage campaigns for a variety of collections, customer care and marketing processes. Building on our foundation as a leading provider of automated voice messaging services, we offer integrated voice, text and email messaging solutions that help clients deliver the right message, to the right customer, using the right channel, at the right time. In 2008, our service was used by more than 200 organizations in a variety of industries including telecommunications, financial services, collections, retail and utilities.

Our service is provided using a multi-tenant architecture, which enables a single customer communications platform to serve all of our clients cost-effectively. To use our service, an organization does not need to invest in or maintain new hardware, pay licensing or maintenance fees for additional software, or hire and manage dedicated information technology staff. In addition, we are able to implement new features, complementary services and service upgrades on our platform that become part of our service automatically and can benefit all clients immediately. As a result, a new client can begin using our service within a few days and take advantage of new features and services as they become available.

Our secure platform is designed to serve increasing numbers of clients and growing demand from existing clients, enabling the platform to scale reliably and cost-effectively. Our service was used by clients to place over two billion messages in 2008, and it has the capacity to initiate more than 21 million messages each day. We provide our service under a usage-based pricing model, with prices calculated on a per-minute or per-message basis.

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

The efficacy and cost-effectiveness of each channel vary dramatically, depending on whether the channel is being used for marketing, customer care or collections. Direct mail is a well-established channel for outbound marketing communications, but is slow, inflexible and relatively expensive. E-mails are an inexpensive and timely channel for customer care, nevertheless may be filtered by a recipient’s “spam” blocking technology or disregarded by recipients who, for example, may be wary of e-mails potentially “phishing” to acquire sensitive information fraudulently. Text messaging has the potential to be an inexpensive channel for some customer care communications, however can reach only those customers who have enabled text messaging and have opted to receive text messages from that organization. The web is a highly interactive, inexpensive channel for marketing and customer care, but is limited to inbound communications. The ubiquity and familiarity of the telephone make it a highly effective medium for all types of customer interactions, except that organizations historically have encountered significant challenges in managing the individuals engaged to execute a telephone campaign.

Inefficiencies of Contact Centers

For most large organizations, in-house or outsourced contact centers are the hub of customer service efforts and are responsible for managing a wide variety of telephone campaigns and other customer communications. Contact centers facilitate both interactive communications, which involve a contact center agent and a customer, and one-way messages delivered in the desired channel whether it is a notification on a customer’s answering machine, via text message, through email or a combination of channels. The use of agents has inherent drawbacks, including limitations on capacity, productivity and customization, as well as high cost and inconsistent quality.

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

For outbound calls, predictive dialers automatically dial batches of telephone numbers, detect how the calls are answered, and then disengage if the number is busy, if the call is unanswered or, in some circumstances, if the call reaches an answering machine. Predictive dialers improve agent productivity by increasing the percentage of time an agent spends talking and, as a result, increasing the number of calls the agent can handle. Moreover, predictive dialers are capable of delivering consistent one-way communications without agent involvement. Predictive dialers fail, however, to address the cost, capacity, productivity, and quality limitations faced by contact centers.

Availability of IP-Enabled Contact Centers

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

Opportunities for Multi-Channel Solutions

Organizations need a comprehensive multi-channel solution for automating the complete outbound communication process. In recent years, automated voice messaging, or AVM, has emerged as a potential solution to some of the critical issues facing contact centers. While AVM has been effective, it addresses only customer communications campaigns using voice as a channel. The use of multiple channels, however, requires organizations to manage multiple vendors and to implement different and complex processes.

Organizations require the ability to manage, analyze and refine campaigns on an integrated basis. Currently, for example, reports frequently are provided on a channel-by-channel basis, which limits their effectiveness in helping organizations optimize their communication strategies. For a solution to be effective, it must increase contact center efficiencies not only by further increasing the productivity of contact center agents, but also by facilitating “agentless” interactions where appropriate. The multi-channel solution must be delivered and deployed quickly and cost-effectively in order to meet the fast-changing requirements of the contact center market. It also must have a flexible, robust architecture capable of responding to — and taking advantage of — current and future technological advances and contact center trends.

Our Solution

We provide on-demand, integrated multi-channel customer communications solutions that enable clients to improve their business results. In 2008 we launched the SoundBite Intelligent Communications Platform to address the changing business needs of large organizations by quickly and effectively delivering an integrated multi-channel campaign from a single, on-demand platform. Building on our foundation as a leading provider of AVM services, we offer integrated voice, text and email messaging solutions that help clients deliver the right message, to the right customer, using the right channel, at the right time.

Organizations in industries such as telecommunications, financial services, collections, retail and utilities relied on the SoundBite Intelligent Communications Platform to send over two billion messages for collections, customer care, and sales and marketing applications in 2008. Using a web browser, clients use our service to initiate and manage campaigns for a variety of collections, customer care and marketing processes. We assist clients in selecting service features and adopting best practices that will help them make the best use of our service. We selectively offer performance and predictive analytical capabilities to assist clients in improving the design and execution of their campaigns. Our secure platform is designed to scale reliably and cost-effectively. Key benefits of our service for clients include:

Multi-channel access.  Using our service clients can elect to use voice, text, or email messaging in some combination to interact with their customers. This enables them to support both their customers’ preference for interaction as well as selecting a channel that best satisfies their business drivers.

Lower total cost of ownership.  Our service, unlike an on-premise system, does not require clients to invest in or maintain new hardware, pay licensing or maintenance fees for additional software, or hire and manage dedicated IT staff. In addition, because new features and upgrades are implemented on our platform, they become part of our service automatically and benefit clients immediately.

Improved contact center agent productivity.  Our voice service improves agent performance by screening wrong parties, answering machines and other non-productive calls, which constitute a majority of outbound calls. As a result, an agent using our service can handle approximately three times as many customer interactions each hour as an agent using a predictive dialer. Agent productivity is further increased as a result of our proprietary algorithm for answering machine detection, which enables our service to determine with 98% accuracy whether a call has been answered by a machine or a person. Our service does not involve any “dialer pause,” and therefore fewer call recipients hang up prior to engaging with an agent.

Enhanced agentless interactions.  Clients can avoid the expense of contact center agents by using our service to automate certain customer interactions. Some interactions are well suited to a structured voice interaction that can be predicted and then scripted in advance; alternatively simple notifications may be delivered using the text channel. Surveys, for example, can be conducted quickly, cost-effectively and consistently without involvement of an agent at any time. Similarly, automated payment of a subscription renewal or overdue credit card payment can be facilitated without agent intervention.

Burstable capacity.  Our service utilizes a multi-carrier approach for the voice channel. The VoIP backbone has the ability to initiate more than 850,000 outbound messages each hour. This capacity enables clients to “burst” extremely large campaigns during short time periods, when customers are most likely to be responsive.

Rapid service deployment and campaign modification.  A new client can initiate its first campaign using our service in a period as short as a few days, using only its existing contact center infrastructure and Internet connections. New clients avoid the delay associated with installing the hardware and software required for an on-premise system. Moreover, clients can modify or enhance existing campaigns quickly through our client management organization or immediately by self service.

Usage-based pricing model.  We provide our service principally under a usage-based pricing model, with prices calculated on a per-minute or per-message basis. This pricing model limits the risks of adoption of our service by clients, and assures clients that we have a strong incentive to provide expected benefits consistently.

Our Strategy

Our objective is to become the leading global provider of on-demand automated customer communications solutions. To achieve this goal, we are pursuing the following:

Target first-party clients.  After initially focusing our sales and marketing program on third-party collection agencies, we began to implement programs in 2007 targeting large in-house, or “first-party,” collection departments in industries such as telecommunications that are characterized by the need for regular interactions with large customer bases. To date, we have built a client base that includes 6 of the top 10 issuing banks and 7 of the top 10 telecom and media providers in the United States. Our direct sales force will continue to focus on expanding our presence in first-party collection departments, while also continuing to leverage our existing first-party relationships with large businesses to facilitate introductions and sales to other functional groups within those businesses.

Continue to enhance service platform.  Building on our foundation as a leading provider of AVM services, we now offer text and email messaging services through the SoundBite Intelligent Communications Platform. We will use this platform to introduce additional features and functionality for sale to both new and existing clients. For example, we intend to further enhance each of the voice, text and email channels within this platform in order to enable higher levels of interactive communications between our clients and their customers. We also expect to provide clients with improved functionality to design and implement sophisticated, integrated multi-channel communication campaigns and to generate reports and analyses.

Develop OEM and reseller relationships.  In 2008 we introduced our Web Services API, an application programming interface that allows original equipment manufacturers, or OEMs, and resellers, as well as clients, to integrate their applications into the SoundBite Intelligent Communications Platform for the purpose of driving voice, text and email traffic through our system. The Web Services API is designed to allow OEMs and resellers to leverage our platform’s multi-channel delivery capabilities while maintaining their own application intelligence. We believe this feature coupled with the previously existing ability to private label the SoundBite web user interface will enable us to select and target OEMs and resellers both domestically and internationally and will create new revenue opportunities for us.

Selectively pursue strategic acquisitions and relationships.  To complement and accelerate our internal growth, we may pursue acquisitions of businesses, technologies and products that will expand the feature set of our service, provide access to new markets or clients, or otherwise complement our existing operations. For example, in 2008 we acquired substantially all of the assets of Mobile Collect, Inc., a privately held company that provided text messaging and mobile communications solutions.

Our On-Demand Service

Clients use the SoundBite Intelligent Communications Platform to create and manage campaigns for a variety of collections, customer care and marketing processes. A campaign is a series of communications with a targeted group of customers, typically for a defined period of time. The targeted group is identified by a contact list containing customer-specific attributes, including first and last names, telephone numbers, e-mail addresses and other information specific to the campaign such as amounts owed. A campaign often encompasses multiple passes through the contact list. Campaigns can be conducted using contact center agents or on an agentless basis. For a customer communications solution to be effective, it must increase contact center efficiencies not only by further increasing agent productivity, but also by facilitating agentless interactions where appropriate. Sample campaigns include:

Collections	Customer Care	Marketing

• Contingent collections • Early-stage collections • Payment reminders	• Contract and subscription renewals • Delivery notifications • Loyalty programs	• Credit card activations • Surveys • Welcome calls

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

The following diagram illustrates the key elements of the customer contact platform we use to provide our service:

SOUNDBITE INTELLIGENT COMMUNICATIONS PLATFORM

Secure Web and Data Integration Interfaces.  Most clients access our service using a web browser. Our Secure Web User Interface enables clients to upload contact lists, initiate and manage campaigns, and generate near real-time customized reports. All of our platform features can be accessed through this secure, easy-to-use interface, which makes our service available to clients on a self-service basis. In addition, clients can enable their infrastructure to interact directly with the SoundBite platform via our Data Integration Interface, an application programming interface that provides clients with the ability to load information directly from their collection management or customer relationship management system. This approach also enables additional applications that rely on real-time data exchange, for example, fraud notifications or enhanced computer-telephone integration.

Core Components.  Our platform includes the following core components, each of which can be accessed via the web or by integrating a client’s collection management or customer relationship management system with our platform.

List Management manages the importing and accessing of a client’s contact list. This component also manages contact suppression, which removes one or more contacts from a campaign either before the campaign begins or while the campaign is progressing. For example, contacts may be suppressed due to a customer that previously expressed a preference not to receive the proposed type of communication or a recipient that takes the requested action before all of the passes within a campaign are completed.

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

In August 2008, we renewed our compliance status as a Payment Card Industry Data Security Standard, or PCI/DSS, compliant Service Provider (Level 1), which enables us to work more closely and exchange more data with banks and credit card companies. In addition, we have registered with the U.S. Department of Commerce under the European Union Safe Harbor Principles relating to the protection of personal data. In addition, we have instituted periodic internal and third-party reviews of our security structure, including an annual voluntary external Type II audit of our IT-related control activities for the SoundBite on-demand platform under Statement on Auditing Standards No. 70, Reports on the Processing of Transactions by Service Organizations.

Delivery Channels.  Prior to 2008, we focused principally on designing and implementing features that supported the use of our service for the voice channel. With the acquisition of Mobile Collect in 2008, we strengthened our capabilities in the text channel and now offer both standard and Free-to-End User, or FTEU, text services. Today, our on demand service supports both outbound and inbound voice, as well as text and email communications. The outbound voice channel can be used for either a contact center agent-assisted or agentless campaign. The inbound voice channel is primarily used in support of an outbound campaign, as in the case of a callback number, or as part of an inbound-only agentless campaign supported by an IVR interaction. These delivery channels can be used individually or combined on our integrated multi-channel platform.

Complementary Services.  We offer clients a number of supplemental complementary services accessed through the SoundBite Intelligent Communications Platform, including Payment services that facilitate the automation of the entire payment process, Append services that allow clients to augment their contact lists with additional information, and Contact Strategy services that analyze clients’ historical campaigns and recommend new contact strategies. Some complementary services, including Payment and Append, incorporate back-office functionality provided by a third party.

Our Client Management Services

Our client management organization assists clients in selecting service features and adopting best practices that will help the clients make the best use of our service. The organization provides varying levels of support, from managing an entire campaign to supporting self-service clients. It offers a range of services that includes script development, campaign strategy, professional voice talent recording, custom reporting and detailed analysis of campaign results. At December 31, 2008, our client management organization had 43 employees.

Our client management organization consists of four principal teams:

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

Enterprise Program Directors provide consultative services to help key clients to fully understand their customer communications needs and to design solutions to meet defined goals. This team works with sales personnel to seek to ensure successful program strategies and flawless execution.

Customer Analytics members consult with selected clients to provide advanced reporting and data analysis for their organizations. The team provides performance and predictive analytics capabilities to assist clients in improving their campaign and contact center results.

Business Segments and Geographic Information

We manage our operations on a consolidated, single operating segment basis for purposes of assessing performance and making operating decisions. Accordingly, we have only one reporting segment. Organizations in the United States accounted for substantially all of our revenues in each of 2008, 2007 and 2006.

Clients

In 2008, our service was used by more than 200 organizations in the telecommunications, financial services, collections, retail and utilities industries. Our clients are located principally in the United States, with a limited number located in Canada and the United Kingdom.

We target large in-house, or “first-party,” collection departments in industries such as telecommunications that are characterized by the need for regular interactions with large customer bases. We have built a client base that includes, for example, 6 of the top 10 issuing banks and 7 of the top 10 telecom and media providers in the United States. We have increasingly sought to leverage our existing first-party relationships with large businesses to facilitate introductions and sales to other functional groups within those businesses.

We provide our service under a usage-based pricing model, and our pricing agreements with the vast majority of our clients, including our third-party collection agency clients, do not require minimum levels of usage or payments.

NCO Group, a provider of business process outsourcing services, accounted for more than 10% of our revenues in each of 2008, 2007 and 2006. Afni, Inc., a provider of customer interaction solutions, accounted for more than 10% of our revenues in 2006 and, and T-Mobile USA, Inc. accounted for more than 10% of our revenues in 2008 and 2007. None of these clients accounted for 20% or more of our revenues in any year.

Sales and Marketing

We sell our service through our vertically aligned direct sales force. As of December 31, 2008, our direct sales force consisted of 21 employees located at our headquarters in Bedford, Massachusetts, and elsewhere in the United States. Our relationships with resellers accounted for an aggregate of less than 10% of our revenues in each of 2008, 2007 and 2006.

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

Our marketing communications and programs strategy has been designed to increase awareness of our service, generate qualified sales leads and expand relationships with existing clients. We reinforce our brand identity through our website and public relations, which are intended to build market awareness of our company as a leader of proactive customer communications solutions. We host webinars, sponsor white papers, build relationships with leading analysts and participate in industry events and associations. We distribute newsletters and other written communications to prospective and existing clients by e-mail and direct mail campaigns. At December 31, 2008, our marketing group had 13 employees.

Technology, Development and Operations

Technology

We launched our first multi-tenant on-demand service in 2000. Our service is provided through a secure, scalable platform written primarily in Java using the Java 2 Enterprise Edition, or J2EE, development framework. We use a combination of proprietary and commercially available software, including the Apache web server, the Oracle WebLogic and JBoss application servers, Nuance text-to-speech and automated speech recognition software, and the Oracle and MySQL databases. The software runs primarily on Linux servers. We also use commercially available hardware, including NMS Communications telephony cards and NextPoint session border controllers.

Our service manages clients as separate tenants within our platform. As a result, we amortize the cost of delivering our service across our entire client base. In addition, because we do not have to manage thousands of distinct applications with their own business logic and database schemas, we believe that we can scale our solution faster than on-premise solutions.

Our service enables clients to import and access data independent of format and to customize the script interaction and reporting output of their campaigns. The web user interface of our platform can be customized for a client that wishes to have a specific “look and feel” across its enterprise.

Research and Development

Our research and development organization is responsible for improving, enhancing and augmenting our on-demand platform, as well as developing new features, complementary services and other new offerings. The organization also is responsible for performing platform functionality and load testing, as well as quality assurance activities. The organization currently is working on a number of enhancements, including work related to enhanced reporting capabilities, campaign management, advanced channel support and the Web Services API. In addition the organization is continuing to enhance the scalability and reliability of the core platform. At December 31, 2008, our research and development organization had 34 employees.

Our research and development expenses totaled $5.2 million in 2008, $3.9 million in 2007 and $3.5 million in 2006.

Operations

We serve our clients from three third-party hosting facilities located in Ashburn, Virginia, Somerville, Massachusetts and Toronto, Canada. All facilities provide around-the-clock security personnel, video surveillance and biometric access screening, and are serviced by on-site electrical generators and fire detection and suppression systems. We maintain insurance policies covering substantially all of the assets deployed at our hosting facilities. For information regarding the facility locations, operators and agreement terms, see “Item 2. Properties.”

Both U.S. facilities have multiple Tier 1 interconnects to the Internet and are connected by a SONET loop. Our Canadian facility is strategically located to allow us direct access to a number of telecommunication providers. We have multiple telecommunication providers for voice termination, including Global Crossing, Level 3 and Qwest. We have selected our mix of telecommunications carriers to limit service interruption, even in the event of a localized loss of a major provider. We believe we can maintain access to our service, with prioritized call capacity, within a limited interruption window, although we have not experienced or comprehensively tested a full failover of any of our facilities.

We own all the hardware deployed in support of our platform. We continuously monitor the performance and availability of our service. We designed our service infrastructure using load-balanced web server pools, redundant interconnected network switches and firewalls, clustered application servers, and fault-tolerant storage devices. Production databases are backed up on a regular basis to ensure transactional integrity and restoration capability. During 2008, we completed the migration of our infrastructure to VoIP.

We have deployed a security infrastructure that includes firewalls, intrusion prevention and detection, and IPSEC, PGP and TLS data and network security protection. We have instituted periodic internal and third-party reviews of our security infrastructure, including an annual voluntary external Type II audit under Statement on Auditing Standards No. 70. In August 2008, we renewed our compliance as a PCI/DSS compliant Service Provider (Level 1), which enables us to work more closely and exchange more data with banks and credit card companies. In addition, we have registered with the U.S. Department of Commerce under the European Union Safe Harbor Principles relating to the protection of personal data.

We have service level agreements or arrangements with a small number of clients under which we warrant certain levels of system reliability and performance. If we fail to meet those levels, those clients are entitled to either receive credits or terminate their agreements with us. We did not provide any material credits in 2008, 2007 or 2006 pursuant to any service level provisions.

At December 31, 2008, our operations organization had 10 employees.

Competition

To date, we have derived revenue principally from AVM and, to a lesser extent, text and email-messaging campaigns. The market for customer communications solutions is intensely competitive, changing rapidly and fragmented. The following summarizes the principal products and services that compete with our service.

Predictive Dialers

Our core voice service competes with on-premise predictive dialers from established vendors such as Aspect and Avaya as well as a number of smaller vendors. Our service competes with on-premise predictive dialers on the basis of both available features and delivery model, including:

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

Hosted Customer Communications Solutions

Our service also competes with a number of hosted customer communications solutions. Most vendors of hosted customer communications solutions focus on providing a basic service with limited features and compete principally on the basis of price. These vendors consist principally of a number of relatively small, privately held companies and a small number of larger, multi-product line companies such as Premiere Global Services and Nuance Communications, Inc. We compete with these vendors on the basis of the following:

•	price;

•	return on investment;

•	breadth of features;

•	brand awareness based on referencable customer base; and

•	security and reliability.

Some of these vendors deliver their customer contact services on an ASP model, using dedicated hardware. We compete with these vendors based on the attributes of our multi-tenant on-demand delivery model, as described above with respect to ASP-hosted predictive dialer services.

We also compete directly with a small number of vendors who deliver services utilizing one-or-more channels on an on-demand delivery model similar to ours. These vendors focus on providing hosted services with a broader array of features, such as advanced reporting capabilities and supporting professional services. These vendors generally compete on the basis of return on investment and features, rather than price, and focus their principal selling efforts on differing groups of industries. We compete with these vendors based on the flexibility of our usage-based pricing model, the analytical capabilities of our platform and our referencable client base. We are aware of fewer than twenty privately held vendors that deliver these services on an on-demand delivery basis. We believe, based on market information available to us, that we and Varolii Corporation are the two largest such vendors, based on revenue.

In the past few years, there have been a number of new entrants in the hosted customer contact services market. Most of these new entrants offer basic, price-oriented customer contact services hosted on an ASP model. We believe that companies wishing to target this portion of the market may seek to acquire existing vendors. For example, CSG Systems International, a leading provider of customer care and billing solutions acquired Prairie Voice Services, an interactive messaging solutions provider, in July 2007. It is likely any such acquiring companies would have greater financial, technical, marketing, service and other resources than we have and may be able to offer lower prices, additional products or services, or other incentives that we cannot match or offer.

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

We have adopted a strategy of seeking limited patent protection with respect to the technologies used in or relating to our products. We have three issued U.S. patents, which relate to: (a) a voice message delivery method and system (patent number US 6,785,363 B3) that was issued in August 2004 and will expire in January 2021; (b) an address book for a voice message delivery method and system (patent number US 6,829,331 B2) that was issued in December 2004 and will expire in January 2022; and (c) answering machine detection for voice message delivery and system (patent number US 7,054,419) that was issued in May 2006 and will expire in April 2021. We have four pending U.S. patent applications, three of which relate to the optimization of interactive communications campaigns and one of which relates to the provision of messages to mobile devices in an enterprise centric architecture. The intellectual property covered by our issued patents is not key to the operation of our business as currently conducted or proposed to be conducted. We evaluate ideas and inventions for patent protection with a team of engineers, product managers and internal counsel, in consultation with our outside patent counsel. We expect to file additional patent applications in the ordinary conduct of our business.

“SoundBite” is our sole registered service mark in the United States. We have unregistered trademarks and service marks identifying certain service offerings. None of our unregistered trademarks and service marks is material to our business. We seek to protect our source code for our platform, as well as documentation and other written materials, under trade secret and copyright laws.

We may not receive competitive advantages from the rights granted under our intellectual property rights. Others may develop technologies that are similar or superior to our proprietary technologies or duplicate our proprietary technologies. Our pending and any future patent applications may not be issued with the scope of claims sought by us, if at all, or the scope of claims we are seeking may not be sufficiently broad to protect our proprietary technologies. Our issued patents and any future patents we are granted may be circumvented, blocked, licensed to others or challenged as to inventorship, ownership, scope, validity or enforceability. It is possible that literature we may be advised of by third parties in the future could negatively affect the scope or enforceability of any patent. If our issued patents, any future patent we are granted, our current or any future patent application, or our service is found to conflict with any patents held by third parties, we could be prevented from selling our service, any current or future patent may be declared invalid, or our current or any future patent application may not result in an issued patent. In addition, in foreign countries, we may not receive effective patent and trademark protection. We may be required to initiate litigation in order to enforce any patents issued to us, or to determine the scope or validity of a third party’s patent or other proprietary rights. In addition, in the future we may be subject to lawsuits by third parties seeking to enforce their own intellectual property rights, as described in “Item 1A. Risk Factors — Our product development efforts could be constrained by the intellectual property of others, and we could be subject to claims of intellectual property infringement, which could be costly and time-consuming.”

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

Our foreign business operations are, or may be, affected by foreign laws and regulations. For example, our current telemarketing activities in the United Kingdom are subject to a comprehensive telemarketing regulation, which includes a prohibition on calls to numbers on the UK’s national do-not-call registry, the Telephone Preference Service. Canada has also established a similar national do-not-call registry, which was first implemented on September 30, 2008. Furthermore, we may in the future determine to commence or expand our operations to other countries, and these countries may have laws or regulations comparable to or more stringent than those affecting our domestic business.

Our business, operating results and reputation may be significantly harmed if we violate, or are alleged to violate, U.S. federal, state or foreign laws or rules covering customer communications. In the pricing agreements they enter into with us, our clients typically agree to comply in all material respects with all applicable legal and regulatory requirements relating to their use of our service. We cannot be certain, however, that our clients comply with these obligations, and typically we cannot verify whether clients are complying with their obligations. Violations by our clients may subject us to costly legal proceedings and if we are found to be wholly or partially responsible for such violations, may subject us to damages, fines or other penalties. For a further description of some of the governmental regulations that may affect our business operations, see “Item 1A. Risk Factors — Risks Related to Regulation of Use of Our Service.”

Employees

As of December 31, 2008, we had a total of 141 employees, consisting of 43 employees in client management, 34 employees in research and development, 34 employees in sales and marketing, 10 employees in operations, and 20 employees in general and administrative. All of the employees were based in the United States. A total of 120 of our employees as of December 31, 2008 were based at our headquarters in Bedford, Massachusetts.

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

We derive, and expect to continue to derive for the foreseeable future substantially all of our revenues by providing our on-demand AVM services to businesses and other organizations. We expect that, in the future, a growing percentage of our revenues will result from the sale of our on-demand e-mail messaging and text messaging services. Due to advances in technology, the market for customer communication products and services continues to evolve, and it is uncertain whether our service will achieve and sustain high levels of demand and market acceptance. In order to succeed, we must increase the usage of our AVM services by existing clients and we must succeed in marketing our AVM and other communications services to additional organizations.

Some organizations may be reluctant or unwilling to use AVM and other on-demand communication products and services for a number of reasons, including the perceived effectiveness of these products and services based on other delivery channels, such as direct mail and web, or other technologies, such as interactive voice response systems and predictive dialers. In addition, organizations may lack knowledge about the potential benefits that these products and services can provide. An organization may determine that it can achieve the same, or a higher, level of performance and results from products and services based on other delivery channels or technologies. Even if an organization determines that our AVM products and other on-demand communication services offer benefits superior to other customer contact products and services, it might not use our products or services because it has previously invested in alternative products or services or in internally developed messaging equipment, because it can obtain acceptable performance and results from alternative products and services available at a lower cost, or because it is unwilling to deliver customer information to a third-party vendor. Moreover, an organization may determine not to use AVM products and services due to the application, or potential application, of one or more of a variety of U.S. federal and state laws and regulatory interpretations, as described below under “Risks Related to Regulation of Use of Our Service.”

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

Our on-demand platform is complex and incorporates a variety of hardware and proprietary and licensed software. Internet-based services such as ours frequently experience disruptions from undetected defects when first introduced or when new versions or enhancements are released. In addition, our recently added text messaging capabilities may hinder the performance of our platform as we have limited experience with dealing with text messaging services. From time to time we have found and corrected defects in our platform. Other defects in our platform, or defects in new features, complementary services or upgrades released in the future, could result in service disruptions for one or more clients. Our clients might use our service in unanticipated ways that cause a service disruption for other clients attempting to access their contact list information and other data stored on our platform. In addition, a client may encounter a service disruption or slowdown due to high usage levels of our service. For example, in October 2008 we experienced a partial outage of the SoundBite Intelligent Communications Platform, which precluded certain clients from executing their campaigns in their desired timeframes.

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

Our clients are not obligated to pay any minimum amount for use of our service on an on-going basis, and if they discontinue use of any of our service or do not use our service on a regular basis, our revenues would decline.

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

In recent years, we have focused our AVM sales and marketing activities on the collection process, and have targeted collection agencies and debt buyers in the collection agencies industry as well as large in-house collection departments of businesses in other industries. Revenues from these collection businesses represented 80% of our revenues in 2008, 83% of our revenues in 2007 and 80% of our revenues in 2006. We expect that revenues from the collection businesses will continue to account for a substantial part of our revenues for the foreseeable future.

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

Moreover, two clients accounted for a total of 31% of our revenues in 2008, 29% of our revenues in 2007 and 26% of our revenues in 2006. These clients are in the collection agencies industry and a large in-house collection department of a telecommunications business. In addition to the risks associated with collections businesses in general, our business, financial condition and operating results would be negatively affected if these clients were to significantly decrease the extent to which they use our AVM service.

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

As of December 31, 2008, our clients’ campaigns were handled through a mix of telecommunication carriers and data carriers. We rely on these carriers to handle millions of customer contacts each day. We have contracts with these carriers that can be terminated by either party at the end of the contract term upon written notice delivered by either party a specified number of days before the end of the term. In addition, we can terminate the contracts at any time upon written notice delivered a specified number of days in advance, subject to the payment of specified termination charges. If a contract is terminated, we might be unable to obtain pricing on similar terms from another carrier, which would affect our gross margins and other operating results.

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

Organizations can use a variety of communication channels to reach their customers or other intended contacts. Recent technological advances have resulted in new communication channels, such as text messaging, and improvements in existing services and products, such as predictive dialers, that threaten to eliminate the competitive advantages of our service. Our business, financial condition and operating results will be adversely affected if we are unable to complete and introduce, in a timely manner, new features for our existing services that keep pace with technological developments. For example, because most of our clients access our service using a web browser, we must modify and enhance our service from time to time to keep pace with new browser technology.

If the on-demand delivery model is not widely accepted for our service, our revenues would decline or fail to grow and we could incur operating losses.

All of our clients access and use our service on an on-demand basis. Our success will depend to a substantial extent on the willingness of organizations to increase their use of an on-demand delivery model for enterprise applications in general and for our AVM, text messaging and e-mail services in particular. Many organizations have invested substantial financial and personnel resources to integrate traditional enterprise software and associated hardware into their businesses, and they might be reluctant or unwilling to migrate to an on-demand delivery model. Market acceptance of our on-demand delivery model for our service also might be limited by numerous other factors, including:

•	the security capabilities and reliability of our on-demand services;

•	reluctance by organizations to trust third parties to store and manage critical customer data;

•	our ability to continue to achieve and maintain high levels of client satisfaction;

•	the level of customization of our service;

•	our ability to meet the needs of broader segments of the customer contact market;

•	a substantial decrease in the cost of hardware and software necessary for organizations to maintain their customer contact technology in-house; and

•	adverse publicity about us, our service or on-demand communication solutions in general, whether based on poor performance by us or our competitors or on third-party reviews and industry analyst reports.

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

The market for on-demand communication solutions is intensely competitive, changing rapidly and fragmented. It is subject to rapidly developing technology, shifting client requirements, frequent introductions of new products and services, and increased marketing activities of industry participants. Increased competition could result in pricing pressure, reduced sales or lower margins, and could prevent our service, particularly our AVM product, or future customer communications solutions from achieving or maintaining broad market acceptance. If we are unable to compete effectively, it will be difficult for us to add and retain clients and our business, financial condition and operating results will be seriously harmed.

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

We have limited experience in marketing and operating our e-mail and text messaging based products. These services accounted for less than 3% of our revenues in the year ended December 31, 2008. Due to our limited experience with these solutions, we may be unable to compete with existing e-mail and text messaging communication providers.

In addition, our service also competes with a number of hosted customer contact services. A limited number of established vendors and a number of smaller, privately held companies offer these hosted services which compete principally on the basis of price rather than features. In addition, a small number of vendors focus on providing hosted customer contact services with features more comparable to ours. These vendors generally compete on the basis of return on investment and features, rather than price. Other companies may enter the market by offering competing products or services based on emerging technologies, such as open-source frameworks, and may compete on the basis of either features or price.

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

Our future success depends upon the continued service of our executive officers and other key sales, marketing, service, engineering and technical staff. None of our executive officers or other key personnel is bound by an employment agreement, and therefore they can cease their employment with us at any time with no advance notice. We do not maintain key person life insurance on any of our employees. We are dependent on our executive officers and other key personnel, and the loss of any of them could harm our operations and prevent us from successfully implementing our business plan in a timely manner, if at all.

Failure to maintain our direct sales force will impede our growth.

We are highly dependent on our direct sales force to obtain new clients and to generate repeat business from our existing client base. It is therefore critical that our direct sales force maintain regular contact with our clients, both to gauge client satisfaction with our service as well as to highlight the value that use of our service adds to their enterprises. There is significant competition for direct sales personnel. Our ability to achieve significant growth in revenues in the future will depend in large part on our success in recruiting, training and retaining sufficient numbers of direct sales personnel. New hires require significant training and typically take more than a year before they achieve full productivity. Our recent and planned hires might not achieve full productivity as quickly as intended, or at all. If we fail to keep, hire and successfully train sufficient numbers of direct sales personnel, we will be unable to increase our revenues and the growth of our business will be impeded.

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

We might not prevail in any future intellectual property infringement litigation given the complex technical issues and inherent uncertainties in litigation. Any claims, regardless of their merit, could be time-consuming and distracting to management, result in costly litigation or settlement, cause product development delays, or require us to enter into royalty or licensing agreements. If our service violates any third-party proprietary rights, we could be required to re-engineer our service or seek to obtain licenses from third parties, which might not be available on reasonable terms or at all. Any efforts to re-engineer our service, obtain licenses from third parties on favorable terms or license a substitute technology might not be successful and, in any case, might substantially increase our costs and harm our business, financial condition and operating results. Further, our platform incorporates open source software components that are licensed to us under various public domain licenses. While we believe we have complied with our obligations under the various applicable licenses for open source software that we use, there is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses and therefore the potential impact of such terms on our business is somewhat unknown.

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

Historically, we have focused our sales and marketing efforts principally on organizations located in the United States. Organizations in the United States accounted for substantially all of our revenues for 2008, 2007 and 2006. We have begun to commence operations outside the United States by, for example, establishing relationships with telephone carriers that enable the SoundBite Intelligent Communications Platform to deliver calls internationally. Those operations would be subject to a number of risks and potential costs, including:

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

We were founded and began offering our on-demand AVM service in 2000. Investors must consider our business and prospects in light of the risks, expenses and difficulties we encounter as a relatively new company in a rapidly changing market, including:

•	a single service offering accounted for more than 96% of our revenues for 2008, and we face risks in developing complementary services or new service offerings, including e-mail and text messaging;

•	we could encounter difficulties in managing the growth, if any, of our business; and

•	we could be unable to forecast accurately the behavior of existing and potential clients or the demand for customer contact products.

We could fail to address one or more of these risks successfully. In addition, due to our relatively limited history, any historical operating, financial or business information relating to our operations might not be indicative of future results. We incurred a net loss in 2008 and 2006, and we cannot assure you that we will be able to generate net income in any future fiscal year or quarter or that we will be able to forecast accurately our operating results for any future fiscal year or quarter.

We have in the past and may in the future enter into acquisitions; these acquisitions may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.

We intend to pursue acquisitions of businesses, technologies, and products that will complement our existing operations. For example, in 2008 we acquired substantially all of the assets of Mobile Collect, Inc., a privately held company that provides text messaging and mobile communications solutions. We cannot assure you that any acquisition we make in the future will provide us with the benefits we anticipated in entering into the transaction. Acquisitions are typically accompanied by a number of risks, including:

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

As of December 31, 2008, we had net operating loss carryforwards of $16.8 million for U.S. federal tax purposes and an additional $1.8 million for state tax purposes. These carryforwards expire between 2009 and 2028. To the extent available, we intend to use these net operating loss carryforwards to reduce the corporate income tax liability associated with our operations. Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. We experienced an ownership change for these purposes in 2007, which resulted in an annual limitation amount of $3.7 million on the use of net operating loss carryforwards generated from November 29, 2001 through November 8, 2007. To the extent our use of net operating loss carryforwards is limited, our income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

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

Revenues from clients in the collections industry and large in-house, or first-party, collection departments represented 80% of our revenues in 2008, 83% of our revenues in 2007 and 80% of our revenues in 2006. These clients’ use of our service is affected by an array of complex federal and state laws and regulations. The U.S. Fair Debt Collection Practices Act, or FDCPA, limits debt collection communications by clients in the collection agencies industry, including third parties retained by creditors. For example, the FDCPA prohibits abusive, deceptive and other improper debt collection practices, restricts the timing and content of communications regarding a debt or a debtor’s location, and allows consumers to opt out of receiving debt collection communications. In general, the FDCPA also prohibits the use of debt collection calls to cause debtors to incur more debt. Many states impose additional requirements on debt collection communications, including limits on the frequency of debt collection calls, and some of those requirements may be more stringent than the comparable federal requirements. Moreover, regulations governing debt collection calls are subject to changing interpretations that may be inconsistent among different jurisdictions. Our business, financial position and operating results could be substantially harmed by the adoption or interpretation of U.S. federal or state laws or regulations that make our service either unavailable or less attractive for debt collection communications by existing and potential clients.

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

In May 2008, a federal district court in California held that the Telemarketing and Consumer Fraud and Abuse Prevention Act prohibits any autodialed or prerecorded telephone call to a consumer’s cell phone unless the consumer had specifically consented to such calls. The same provision of such Act also applies to the sending of commercial text messages to cell phones. The ruling overturned an earlier interpretation of the Federal Communications Commission, or FCC, that permitted autodialed and prerecorded calls to the cell phone of any consumer who had provided the cell phone number in connection with requesting a product or service. The ruling applied only in California and was subsequently overturned but, as a result of the initial decision, some existing or potential clients may decide to limit their use of our service to reach consumers on wireless numbers, which could materially adversely affect our revenues and other operating results.

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

Regulatory restrictions on artificial and prerecorded messages present particular problems for businesses in the collection agencies industry. These third-party collection agencies and debt buyers do not have direct relationships with the consumer debtors and therefore typically do not have the ability to obtain from a debtor the consent required to permit the use of artificial or prerecorded messages in contacting a debtor at a wireless telephone number. These businesses’ lack of a direct relationship with debtors also makes it more difficult for them to evaluate whether a debtor has provided such consent. For example, a collection agency frequently must evaluate whether past actions taken by a debtor, such as providing a cellular telephone number in a loan application, constitute consent sufficient to permit the agency to contact the debtor using artificial or prerecorded messages. Moreover, a significant period of time elapses between the time at which a loan is made and the time at which a collection agency or debt buyer seeks to contact the debtor for repayment, which further complicates the determination of whether the collection agency or debt buyer has the required consent to use artificial or prerecorded messages. The difficulties encountered by these third-party collection businesses are becoming increasingly problematic as the percentage of U.S. consumers using cellular telephones continues to increase. If these third-party collection businesses are unable to use artificial or prerecorded messages to contact a substantial portion of their debtors, our service will be less useful to them. If our clients in the collection agencies industry significantly decrease their use of our service, our business, financial position and operating results would be substantially harmed.

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

Some of our service requires us to receive consumer information that is protected by the Fair Credit Reporting Act, which defines permissible uses of consumer information furnished to or obtained from consumer reporting agencies. We generally rely on our clients’ assurances that any such information is requested and used for permissible purposes, but we cannot be certain that our clients comply with these restrictions. We could incur costs or could be subject to fines or other penalties if the FTC determines that we have mishandled protected information.

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

Our clients are located principally in the United States, with a limited number located in Canada and the United Kingdom. We intend to commence or expand our operations in one or more other countries. Any such country may have laws and regulations governing debt collection, telemarketing, data privacy or other communications activities comparable in purpose to the U.S. and state laws and regulations described above. Compliance with these requirements may be costly and time consuming, and may limit our ability to operate successfully in one or more foreign jurisdictions.

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

As of March 1, 2009, our executive officers and directors and their affiliated entities, in the aggregate, beneficially owned 63.1% of our outstanding common stock. In particular, affiliates of North Bridge Ventures Partners, including James A. Goldstein, one of our directors, in the aggregate, beneficially owned 30.3% of our outstanding common stock. Our executive officers, directors and their affiliated entities, if acting together, are able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. These stockholders may have interests that differ from those of other investors, and they might vote in a way with which other investors disagree. The concentration of ownership of our common stock could have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and could negatively affect the market price of our common stock.

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

In addition, we serve our clients from three third-party hosting facilities. One facility is located in Ashburn, Virginia under an agreement that expires in October 2009. Another facility is located in Somerville, Massachusetts, and is leased under an agreement that expires in November 2009. Our agreements for these two facilities automatically renew for one-year periods unless written notification is made by either party 90 days prior to renewal. Our third hosting facility is located in Toronto, Canada and leased under an agreement that automatically renews for one month periods unless written notification is made by either party 60 days prior to the expiration date.

Item 3.	Legal Proceedings

We are not currently a party to any material litigation. The customer communications industry is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights as well as improper hiring practices. As a result, we may be involved in various legal proceedings from time to time.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock

Our common stock has been traded on the Nasdaq Global Market under the symbol “SDBT” since November 6, 2007. Prior to that time, there was no established public trading market for our common stock. The following table presents the high and low sale prices of our common stock as reported by the Nasdaq Global Market, for the periods indicated.

Fiscal Year Ended December 31, 2008	High	Low

First quarter	$8.00	$4.50
Second quarter	$5.07	$2.44
Third quarter	$3.60	$2.26
Fourth quarter	$2.56	$0.96
Fiscal year ended December 31, 2007
Fourth quarter (from November 6, 2007)	$8.25	$5.50

The last sale price of the common stock on March 1, 2009, as reported by The Nasdaq Global Market, was $1.63 per share. As of March 1, 2009, there were 33 holders of record of the common stock.

We have never declared or paid any cash dividends on our common stock and currently expect to retain future earnings for use in our business for the foreseeable future.

On November 6, 2007, we completed an initial public offering of 4,947,022 shares of our common stock, including 230,000 shares sold pursuant to the underwriters’ exercise of their over-allotment option on December 5, 2007, at a price of $8.00 per share. We raised $33.5 million after deducting the underwriting discount of $2.8 million and other direct expenses attributable to the initial public offering of $3.3 million. As of September 30, 2008, we had used $28.0 million of net proceeds as disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2007 and our quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2008, June 30, 2008 and September 30, 2008. During the quarter ended December 31, 2008, we elected to use the remaining $5.5 million of net proceeds to fund operating expenses. For a discussion of cash flow generated by our operating activities in 2008, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Additional Key Elements of Financial Performance” below. None of the net proceeds used during the quarter ended December 31, 2008 were paid, directly or indirectly, to any of our directors or officers, any person owning ten percent or more of our equity securities, or any of our other affiliates, with the exception of amounts paid as salary to our executive officers and as board and committee compensation fees to our independent directors.

Issuer Purchases of Equity Securities

There were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock in 2008.

Item 6.	Selected Financial Data

The following table summarizes the financial data for our business and is derived from our historical consolidated financial statements. You should read the selected financial data in conjunction with “Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and our consolidated financial statements and related notes included elsewhere herein.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Statement of Operations Data:
Revenues	$43,211	$39,492	$29,069	$16,448	$7,754
Cost of revenues	16,695	14,258	9,505	4,967	2,750

Gross profit	26,516	25,234	19,564	11,481	5,004

Operating expenses:
Research and development	5,151	3,913	3,453	2,097	1,208
Sales and marketing	17,974	14,702	12,172	5,888	2,715
General and administrative	9,977	5,999	3,820	2,221	1,714
Impairment of goodwill	248	—	—	—	—

Total operating expenses	33,350	24,614	19,445	10,206	5,637

Operating (loss) income	(6,834)	620	119	1,275	(633)

Other income (expense):
Interest income	936	476	299	149	12
Interest expense	—	(222)	(398)	(264)	(245)
Warrant charge for change in fair value	—	(352)	(177)	—	—
Gain on litigation settlement	4,600	—	—	—	—
Other, net	—	—	6	—	—

Total other income (expense), net	5,536	(98)	(270)	(115)	(233)

(Loss) income before provision for income taxes and cumulative change in accounting	(1,298)	522	(151)	1,160	(866)
Provision for income taxes	21	56	—	—	—

(Loss) income before cumulative change in accounting	(1,319)	466	(151)	1,160	(866)
Cumulative change in accounting	—	—	28	—	—

Net (loss) income	(1,319)	466	(123)	1,160	(866)
Accretion of preferred stock	—	(37)	(44)	(24)	—
Deemed dividend	—	—	—	—	(117)

Net (loss) income attributable to common stockholders	$(1,319)	$429	$(167)	$1,136	$(983)

(Loss) income per common share:
Basic:
Before cumulative change in accounting	$(0.09)	$0.15	$(0.35)	$2.41	$(2.14)
Cumulative change in accounting	$—	$—	$0.05	$—	$—
Net (loss) income attributable to common stockholders	$(0.09)	$0.15	$(0.30)	$2.41	$(2.14)
Diluted:
Before cumulative change in accounting	$(0.09)	$0.03	$(0.35)	$0.13	$(2.14)
Cumulative change in accounting	$—	$—	$0.05	$—	$—
Net (loss) income attributable to common stockholders	$(0.09)	$0.03	$(0.30)	$0.13	$(2.14)
Weighted average common shares outstanding:
Basic	15,369	2,860	557	471	459
Diluted	15,369	12,778	557	9,045	459

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$37,425	$35,674	$7,251	$9,529	$2,179
Working capital	41,665	39,920	7,566	8,981	1,403
Total assets	49,830	50,489	18,229	17,385	4,703
Total indebtedness, including current portion	—	—	3,544	3,478	1,911
Redeemable convertible preferred stock	—	—	30,788	31,076	22,619
Total stockholders’ equity (deficit)	45,754	46,165	(19,765)	(19,716)	(20,867)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-K. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause our actual results to differ materially from our expectations. Factors that could cause such differences include those described in “Item 1A. Risk Factors” and elsewhere in this report.

Overview

SoundBite Communications provides on-demand, integrated multi-channel customer communications solutions consisting of automated voice messaging, or AVM, email and text messaging services. Clients use our service to initiate and manage campaigns for a variety of collections, customer care and marketing processes. We sell our service primarily through our direct sales force. Our clients are located principally in the United States, with a limited number located in Canada and the United Kingdom.

Our strategy to achieve long-term, sustained growth in our revenues and net income is focused on building upon our leadership in the AVM market and using our on-demand platform to extend our service by, for example, developing new features and complementary services targeted to enable mission critical applications across a number of industries. In line with this strategy, in February 2008 we acquired Mobile Collect, a provider of Free-to-End-User, or FTEU, text messaging. We intend to market these services across industries such as telecommunications, financial services, collections, retail and utilities.

We derive, and expect to continue to derive for the foreseeable future, substantially all of our revenues by providing our AVM services to businesses and other organizations. In order to execute our business strategy, we must continue to develop and market additional communications solutions such as our text and email services and also must expand the depth and number of our client relationships. We will continue our efforts to expand our presence in large in-house, or first-party, collection departments, while also seeking to leverage our existing first-party relationships with large businesses to facilitate introductions and sales to other functional groups within those businesses.

Key Components of Results of Operations

Revenues

We currently derive substantially all of our revenues by providing AVM services. We provide AVM services, as well as text and email messaging services, under a usage-based pricing model, with prices calculated on a per-message or per-minute basis in accordance with the terms of its pricing agreements with clients. We invoice clients on a monthly basis.

Our pricing agreements with clients do not require minimum levels of usage or payments. Each executed message represents a transaction from which we derive revenues, and we therefore recognize revenue based on actual usage within a calendar month. We do not recognize revenue until we can determine that persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and we deem collection to be probable.

Cost of Revenues

Cost of revenues consists primarily of telephony charges, as well as depreciation expenses for our telephony infrastructure and expenses related to hosting and providing support for our platform. Cost of revenues also includes compensation expense for our operations personnel. As we continue to grow our business and add features and complementary services to our platform, we expect cost of revenues will continue to increase on an absolute dollar basis. Our gross margin ranged from 61.4% to 67.3% for 2006, 2007 and 2008. We currently are targeting a quarterly gross margin of 60% to 64% for the foreseeable future. Our gross margin for a quarter may vary significantly from our target for a number of reasons, including the mix of types of messaging campaigns executed during the quarter and the extent to which we build our infrastructure through, for example, significant acquisitions of hardware or material increases in leased data center facilities.

Operating Expenses

Research and Development.  Research and development expenses consist primarily of compensation expenses and depreciation expense of certain equipment related to the development of our service. We have historically focused our research and development efforts on improving and enhancing our platform as well as developing new features and functionality.

Sales and Marketing.  Sales and marketing expenses consist primarily of compensation for our sales and marketing personnel, including sales commissions, as well as the costs of our marketing programs. We expect to further invest in developing our marketing strategy and activities to extend brand awareness and generate additional leads for our sales staff. In late October 2008, we terminated 14 sales and marketing positions in order to lower our costs of operations. Compensation expense was unaffected by this action in the fourth quarter of 2008, however, as termination costs offset the cost savings resulting from the reduction in headcount.

General and Administrative.  General and administrative expenses consist of compensation expenses for executive, finance, accounting, administrative and management information systems personnel, accounting and legal professional fees and other corporate expenses. In late October 2008, we terminated two positions in order to lower our costs of operations. We expect, however, to continue to incur additional costs associated with being a public company, including the costs of implementing and maintaining new financial systems to enable us to meet our financial reporting and regulatory compliance requirements, including those under the Sarbanes-Oxley Act.

Additional Key Measures of Financial Performance

We present information below with respect to cash flow from operating activities and free cash flow. Free cash flow is a measure of financial performance calculated as cash flow from operating activities less purchases of property and equipment.

Management uses these metrics to track business performance. Due to the current economic environment, management decisions are based in part, on a goal of maintaining positive cash flow from operating activities and free cash flow. We believe these metrics are useful measures of the performance of our business because, in contrast to income statement metrics that rely principally on revenue and profitability, cash flow from operating activities and free cash flow capture the changes in operating assets and liabilities during the year and the effect of noncash items such as depreciation and stock-based compensation. We believe that, for similar reasons, these metrics are often used by security analysts, investors and other interested parties in the evaluation of on-demand and other software companies.

The term “free cash flow” is not defined under U.S. generally accepted accounting principles, or GAAP, and is not a measure of operating income, operating performance or liquidity presented in accordance with

GAAP. All or a portion of free cash flow may be unavailable for discretionary expenditures. Free cash flow has limitations as an analytical tool, and when assessing our operating performance, you should not consider free cash flow in isolation from, or as a substitute for, data such as net income (loss), derived from financial statements prepared in accordance with GAAP.

	As of December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities	$3,776	$3,277	$750
Purchases of property and equipment	(1,490)	(4,833)	(3,149)

Free cash flow (non-GAAP)	$2,286	$(1,556)	$(2,399)

The cash flow from operating activities in 2008 reflected (a) a net loss of $1.3 million, (b) non-cash charges of $4.5 million, which consisted primarily of depreciation expense of $3.2 million, and (c) a decrease in accounts receivable, prepaid expenses and other assets of $799,000. These changes were partially offset by a decrease in accrued expenses and accounts payable of $182,000 due to the timing of payments to our vendors. The net loss of $1.3 million includes $4.6 million received in connection with the settlement of the lawsuit with Universal Recovery Systems, offset by $1.9 million of related expenses.

The cash flow from operating activities in 2007 reflected (a) net income of $466,000, (b) non-cash charges of $3.7 million, which consisted primarily of depreciation expense of $2.9 million and a preferred stock warrant charge of $352,000, and (c) an increase in accrued expenses and accounts payable of $1.3 million. These changes reflected the growth in our business, the timing of payments to our vendors and the addition of non-cash charges related to carrying certain warrants at fair value prior to our initial public offering. These changes were partially offset by an increase in accounts receivables of $1.4 million due to revenue growth in our business and an increase of $699,000 in prepaid expenses and other current assets.

The cash flow from operating activities in 2006 reflected (a) a net loss of $123,000, (b) non-cash charges of $2.3 million, which consisted primarily of depreciation expense of $1.9 million and preferred stock warrant charge of $149,000, and (c) an increase in accrued expenses and accounts payable of $1.2 million. These changes resulted primarily from growth in our business and the timing of payments to vendors. These changes were partially offset by an increase in accounts receivables of $2.4 million due to revenue growth in our business and an increase of $278,000 in prepaid expenses and other current assets.

Free cash flow in each of the years presented reflects, in addition to the factors driving cash flow from operating activities, our purchases of property and equipment, which consists primarily of computer equipment and software.

Critical Accounting Policies

Our financial statements are prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

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

Allowance for Doubtful Accounts

We regularly assess our ability to collect outstanding client invoices and in so doing must make estimates of the collectability of accounts receivable. We provide an allowance for doubtful accounts when we determine that the collection of an outstanding client receivable is not probable. We specifically analyze accounts receivable and historical bad debt experience, client creditworthiness, and changes in our client payment history when evaluating the adequacy of the allowance for doubtful accounts. If any of these factors change, our estimates may also change, which could affect the levels of our future provision for doubtful accounts.

Valuation of Goodwill

We account for goodwill in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and certain intangible assets with indefinite lives are not amortized, but instead are reviewed for impairment annually or more frequently if impairment indicators arise. We typically evaluate goodwill on an annual basis for impairment, and we have selected November 1 as the annual impairment testing date. However, during the third and fourth quarters of 2008, we determined that impairment triggering events had occurred as a result of the economic environment impacting our business and operating results and on a material decline in the market price of our common stock. If our stock price and other valuation indicators do not increase, future goodwill impairment charges may occur. As of December 31, 2008, we also concluded that we have one reporting unit under which to assess goodwill.

Stock-Based Compensation

Prior to 2006, we accounted for stock options granted to employees using the intrinsic value method in accordance with Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and Financial Accounting Standards Board, or FASB, Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. The intrinsic value represents the difference between the per share market price of the stock on the grant date and the per share exercise price of the related stock option. We typically grant stock options to employees for a fixed number of shares with an exercise price equal to the fair value of the shares at the grant date. In accordance with APB Opinion No. 25, no compensation expense was recorded for employee stock options granted at an exercise price equal to the fair value of the underlying stock on the grant date. For stock options granted with an exercise price less than the fair value of the underlying stock on the grant date, we recognized compensation expense on a straight-line basis over the vesting period.

Effective January 1, 2006, we adopted the provisions of the SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123R. Under SFAS No. 123R, stock-based compensation costs with respect to an employee are measured at the grant date, based on the estimated fair value of the award on the grant date, and are recognized as expense on a straight-line basis over the employee’s requisite service period, which generally is the vesting period. We adopted the provisions of SFAS No. 123R using the prospective transition method. Under this transition method, non-vested option awards outstanding prior to January 1, 2006 continued to be accounted for in accordance with APB Opinion No. 25. We account for all awards granted or modified on or after January 1, 2006 using the measurement, recognition and attribution provisions of SFAS No. 123R.

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

The expected term of options granted was determined based on the simplified method in which the expected term is equal to the average of the vesting term and the original contractual term. We reviewed SEC Staff Accounting Bulletin No. 110 and concluded to continue using the simplified method to determine the expected term of our stock options. Our company stock has been publicly traded for slightly over one year, and therefore, there is not sufficient historical share option experience to estimate the expected term.

The stock price volatility and expected terms utilized in the calculation of fair values involve management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. SFAS No. 123R also requires that we recognize compensation expense for only the portions of options that are expected to vest. We therefore are required to estimate expected forfeitures of stock options. In developing a forfeiture rate estimate, we have considered our historical experience, our growing employee base and prior to our initial public offering, the limited liquidity of our common stock. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense might be required in future periods.

Compensation expense associated with share-based awards totaled $858,000 for 2008, $318,000 for 2007 and $64,000 for 2006. These amounts were based on awards ultimately expected to vest and reflected an estimate of awards that would be forfeited. The total compensation cost under SFAS No. 123R related to share-based awards granted to employees and directors but not yet amortized, net of estimated forfeitures, was $1.5 million as of December 31, 2008.  These costs will be amortized on a straight-line basis over a weighted average period of 2.8 years for 2008.

Income Taxes

We are subject to federal and various state income taxes in the United States, and we use estimates in determining our provision for these income taxes. In addition, we are subject to Canadian taxes for profits generated from our wholly owned subsidiary. Deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities are determined separately by tax jurisdiction. In making these determinations, we estimate tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities and we assess temporary differences resulting from differing treatment of items for tax and accounting purposes. At December 31, 2008, our deferred tax assets consisted primarily of federal net operating loss carryforwards, state research and development credit carryforwards, and temporary differences. We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. At December 31, 2008, we had a full valuation allowance against our deferred tax asset. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business.

Results of Operations

The following table sets forth selected statements of operations data for 2008, 2007 and 2006 indicated as percentages of revenues.

	Years Ended December 31,
	2008	2007	2006

Statement of Operations Data:
Revenues	100.0%	100.0%	100.0%
Cost of revenues	38.6	36.1	32.7

Gross margin	61.4	63.9	67.3

Operating expenses:
Research and development	11.9	9.9	11.9
Sales and marketing	41.6	37.2	41.9
General and administrative	23.1	15.2	13.1
Impairment of goodwill	0.6	—	—

Total operating expenses	77.2	62.3	66.9

Operating (loss) income	(15.8)	1.6	0.4
Total other income (expense), net	12.8	(0.3)	(0.9)

(Loss) income before provision for income taxes and cumulative change in accounting	(3.0)	1.3	(0.5)
Provision for income taxes	0.1	0.1	—

(Loss) income before cumulative change in accounting	(3.1)	1.2	(0.5)
Cumulative change in accounting	—	—	0.1

Net (loss) income	(3.1)%	1.2%	(0.4)%

Comparison of Years Ended December 31, 2008 and 2007

Revenues

	2008		2007		Year-to-Year Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(Dollars in thousands)

Revenues	$43,211	100.0%	$39,492	100.0%	$3,719	9.4%

The $3.7 million growth in revenues in 2008 reflected an increase of $2.1 million in revenues from existing clients and an increase of $1.6 million in revenues from new clients. Our increased revenues were partly due to higher calling volume driven by the continued focus of our sales personnel on acquiring new customers. The increase in revenues resulting from higher calling volume was partially offset by lower price structure agreements entered into with some of our customers.

Cost of Revenues and Gross Profit

	2008		2007		Year-to-Year Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(Dollars in thousands)

Cost of revenues	$16,695	38.6%	$14,258	36.1%	$2,437	17.1%
Gross profit	26,516	61.4	25,234	63.9	1,282	5.1

The $2.4 million increase in cost of revenues in 2008 as compared to 2007 primarily consisted of a $1.9 million increase in telephony expense due to higher customer usage and the addition of costs related to the text messaging revenue. Additional increases included depreciation of $142,000 due to additions to our infrastructure, support and maintenance costs of $101,000, and employee compensation costs of $73,000. The decrease in gross profit percentage in 2008 as compared to 2007 reflected lower price structure agreements entered into with some of our customers

Operating Expenses

	2008		2007		Year-to-Year Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(Dollars in thousands)

Research and development	$5,151	11.9%	$3,913	9.9%	$1,238	31.6%
Sales and marketing	17,974	41.6	14,702	37.2	3,272	22.3
General and administrative	9,977	23.1	5,999	15.2	3,978	66.3
Impairment of goodwill	248	0.6	—	—	248	100.0

Total operating expenses	$33,350	77.2%	$24,614	62.3%	$8,736	35.5%

Research and Development.  The $1.2 million increase in research and development expenses in 2008 as compared to 2007 was primarily attributable to a $966,000 increase in employee compensation costs resulting from the addition of personnel. In addition, during 2007 we capitalized $185,000 of research and development compensation costs to property and equipment for the development of internal use software; we did not capitalize any such costs in 2008.

Sales and Marketing.  The $3.3 million increase in sales and marketing expenses in 2008 as compared to 2007 resulted from a $2.8 million increase in employee compensation costs primarily attributable to the addition of personnel. Of the $2.8 million increase in compensation costs, $153,000 was attributable to a severance payout for the workforce reduction that occurred in October 2008. Additional increases in 2008 consisted of (a) $254,000 in occupancy costs allocated to sales and marketing expenses due to the addition of personnel, (b) $155,000 in travel and entertainment costs, and (c) $135,000 in amortization expense resulting from certain intangible assets related to our acquisition of Mobile Collect in February 2008. For information regarding the acquisition of Mobile Collect, please see Note 10 to the financial statements appearing elsewhere herein.

General and Administrative.  The $4.0 million increase in general and administrative expenses in 2008 consisted principally of (a) a $830,000 increase in employee compensation costs attributable to the addition of personnel, (b) a $391,000 increase in depreciation expense for new financial systems and other fixed assets, (c) a $285,000 increase in insurance costs, (d) a $435,000 decrease for a one-time charge in 2007 to write-off leasehold improvements and future rent and related maintenance expense due to the vacating of leased space at our former corporate headquarters, and (e) a $2.8 million increase in professional service costs. Of the $2.8 million increase in professional service costs, $1.9 million was attributable to legal fees incurred in conjunction with our lawsuit with Universal Recovery Systems and the settlement of the lawsuit, and the remaining amount was attributable to various professional service costs related to our being a public company and increased business activity. For information regarding the litigation with Universal Recovery Systems, please see Note 6 to the financial statements appearing elsewhere herein.

Impairment of Goodwill.  The $248,000 charge for impairment of goodwill in 2008 resulted from our determination that an impairment of the carrying value of our goodwill had occurred due to the impact of the current economic environment on our operating results coupled with a material decline in our stock price. See “— Critical Accounting Policies — Valuation of Goodwill” above and Note 11 to the financial statements appearing elsewhere herein.

Operating and Other Income

	2008		2007		Year-to-Year Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
			(Dollars in thousands)

Operating income (loss)	$(6,834)	(15.8)%	$620	1.6%	$(7,454)	*
Other income (expense):
Interest income	936	2.2	476	1.2	460	96.6%
Interest expense	—	—	(222)	(0.6)	222	*
Warrant charge for change in fair value	—	—	(352)	(0.9)	352	*
Gain on litigation settlement	4,600	10.6	—	—	4,600	*

Total other income (expense), net	5,536	12.8	(98)	(0.3)	5,634	*

Income(loss) before provision for income taxes and cumulative change in accounting	$(1,298)	(3.0)%	$522	1.3%	$(1,820)	(348.7)%

*	Not meaningful

The $5.6 million increase in other income (expense), net for 2008 as compared to 2007 primarily resulted from (a) $4.6 million received in connection with the settlement of our lawsuit with Universal Recovery Systems and (b) an increase in interest income of $460,000 due to higher cash and cash equivalents as a result of the proceeds we received in connection with our initial public offering in November 2007. Additionally, in 2008 there was no charge to adjust the fair value of freestanding preferred stock warrants due to the fact that the warrants became exercisable for common stock upon the closing of our initial public offering on November 6, 2007.

Net Income (Loss)

We recognized a net loss of $1.3 million in 2008 and net income of $466,000 in 2007. This difference principally reflected the decrease in our gross margin and the increase in our operating expenses as a percentage of revenues, as discussed above. An income tax provision of $21,000 was recorded in 2008 compared to $56,000 in 2007. Our tax provision, which was reduced by the utilization of net operating loss carryforwards, consists of federal alternative minimum tax and state income tax in states where we did not have net operating loss carryforwards to offset taxable income.

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

The $4.8 million increase in cost of revenues in 2007 consisted of direct costs associated with our efforts to grow both current and future revenues. These direct costs consisted primarily of (a) a $2.6 million increase in telephony expense, (b) an $865,000 increase in depreciation expense due to additions to our infrastructure, (c) a $703,000 increase in hosting costs resulting from the addition of a Canadian hosting site and expansion at existing hosting locations and (d) a $272,000 increase in support and maintenance costs. The decrease in gross profit percentage in 2007 as compared to 2006 reflected a relative increase in telephony charges attributable to the product mix of AVM calling campaigns and a relative increase in depreciation expense and hosting costs due to the build out of our infrastructure.

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

Sales and Marketing.  The $2.5 million increase in sales and marketing expenses in 2007 reflected a $2.4 million increase in employee compensation costs, primarily attributable to the addition of 17 sales and support personnel and an increase in sales commissions due to higher revenues. The $2.5 million increase reflected our focus on further developing brand awareness, increasing the usage of our service by existing clients, and adding new clients. For additional information, see “— Overview — Operating Expenses — Sales and Marketing.”

General and Administrative.  The $2.2 million increase in general and administrative expenses in 2007 consisted principally of (a) a $751,000 increase in employee compensation costs due to the addition of personnel, (b) a one-time charge of $435,000 from the write-off of leasehold improvements and future rent and related maintenance expense due to the vacating of leased space at our former corporate headquarters, (c) a $420,000 increase in legal fees due to additional costs of being a public company and our lawsuit with Universal Recovery Systems, and (d) a $404,000 increase in audit and tax related professional fees, also due to becoming a public company.

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

In 2007 we recorded a charge of $352,000 to reflect the increase in fair value of our freestanding preferred stock warrants from January 1, 2007 to November 6, 2007, the closing date of our initial public offering, in accordance with the guidance of FASB Staff Position No. 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable. See Notes 2 and 8 to the financial statements appearing elsewhere herein.

Net Income (Loss)

We recognized net income of $466,000 in 2007 and net loss of $151,000 in 2006. This difference principally reflected the increase in our revenues in 2007 as discussed above, and a decrease in our operating expenses as a percentage of revenues. An income tax provision of $56,000 was recorded in 2007 compared to $0 in 2006, primarily due to having taxable income in 2007. Our tax provision, which was reduced by net operating loss carryforwards, consists of federal alternative minimum tax and state income tax in states where we did not have net operating loss carryforwards to offset taxable income.

Liquidity and Capital Resources

Resources

Since our inception, we have funded our operations primarily with proceeds from issuances of preferred stock, borrowings under credit facilities and, more recently, cash flow from operations and the proceeds from our initial public offering in November 2007.

We believe our existing cash and cash equivalents, our cash flow from operating activities, and our borrowings available under our existing credit facility will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future working capital requirements will depend on many factors, including the rates of our revenue growth, our introduction of new features and complementary services for our on-demand service, and our expansion of research and development and sales and marketing activities. To the extent our cash and cash equivalents and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies and products. If additional funding is required, we may not be able to obtain bank credit arrangements or to effect an equity or debt financing on terms acceptable to us or at all.

On November 6, 2007, we completed an initial public offering of 4,947,022 shares of our common stock, including 230,000 shares sold pursuant to the underwriters’ exercise of their over-allotment option on December 5, 2007, at a price of $8.00 per share. We raised $33.5 million after deducting the underwriting discount of $2.8 million and other direct expenses attributable to the initial public offering of $3.3 million.

Credit Facility Borrowings

In July 2007 we entered into a credit facility with Silicon Valley Bank that provided a working capital line of credit for up to the lesser of (a) $1.5 million or (b) 80% of eligible accounts receivable, subject to specified adjustments. Up to $1.0 million of the working capital line could be utilized for the issuance of letters of credit. This credit facility expired by its terms on July 17, 2008. We expect to enter into a replacement bank credit facility by April 2009. Silicon Valley Bank has continued to honor letters of credit under the July 2007 credit facility, and as of December 31, 2008, we had utilized $426,000 in connection with our facility leases. At December 31, 2008, we were in compliance with all covenants set forth in the July 2007 credit facility.

Operating Cash Flow

For a discussion of our cash flow from operating activities, see “— Additional Key Elements of Financial Performance.”

Working Capital

The following table sets forth selected working capital information:

	As of December 31,
	2008	2007	2006
	(Dollars in thousands)

Cash and cash equivalents	$37,425	$35,674	$7,251
Accounts receivable, net of allowance for doubtful accounts	6,641	7,261	5,921
Working capital	41,665	39,920	7,566

Our cash and cash equivalents at December 31, 2008 were unrestricted and held for working capital purposes. They were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes.

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. Fluctuations vary depending on cash collections, client mix and the volume of monthly usage of our service. We use days’ sales outstanding, or DSO, calculated on an annual basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by revenues for the most recent year, multiplied by (b) the number of days in the year. Our DSO was 58 days at December 31, 2008, 67 days at December 31, 2007 and 74 days at December 31, 2006.

Requirements

Capital Expenditures

In recent years, we have made capital expenditures primarily to acquire computer hardware and software and, to a lesser extent, furniture and leasehold improvements, to support the growth of our business. Our capital expenditures totaled $1.5 million in 2008, $4.8 million in 2007 and $3.1 million in 2006. We intend to continue to invest in our infrastructure to ensure our continued ability to enhance our platform, introduce new features and complementary services, and maintain the reliability of our network. We also intend to make investments in computer equipment and systems and fixed assets for new offices as we move and expand our facilities, add additional personnel, and continue to grow our business. We expect our capital expenditures for these purposes will approximate $2.0 million in 2009. We are not currently party to any purchase contracts related to future capital expenditures.

Contractual Obligations and Requirements

The following table sets forth our commitments to settle contractual obligations as of December 31, 2008:

	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 Years	Total
	(Dollars in thousands)

Operating leases — office space	$782	$1,674	$1,582	$—	$4,038
Operating leases — hosting facilities	1,046	36	—	—	1,082

Total	$1 ,828	$1,710	$1,582	$—	$5,120

Our operating leases include a lease for our headquarters in Bedford, Massachusetts and two short-term leases for a sales office in Texas and a co-location facility in Canada.

Effects of Inflation

Inflation and changing prices have not had a material effect on our business since January 1, 2006, and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, the impact of inflation on replacement costs of equipment, cost of revenues and operating expenses, primarily employee compensation costs, may not be readily recoverable in the price of services offered by us.

Off-Balance-Sheet Arrangements

As of December 31, 2008, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the SEC.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities other than those recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years beginning after November 15, 2008. Nonfinancial items for the purpose of FASB Staff Position No. 157-2 include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, we adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have an impact on our financial statements. The adoption of SFAS No. 157 for nonfinancial assets and liabilities, in the first quarter of 2009, also is not expected to have an impact our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115. SFAS No. 159 allows entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis, referred to as, the fair value option. SFAS No. 159 was implemented in the first quarter of fiscal 2008. We elected not to carry any financial asset or liabilities at fair value. Therefore, the adoption of SFAS No. 159 in the first quarter of fiscal 2008 did not impact our financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS No. 141R, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. We adopted SFAS No. 141R with respect to the first quarter of 2009. Adoption of SFAS No. 141R will have no effect on our reported financial information prior to adoption and will be applicable to any business combination into which we enter after adoption.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.

At December 31, 2008, we had unrestricted cash and cash equivalents totaling $37.4 million. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income. A hypothetical one percent decrease in interest rates would result in a $374,000 decrease in annualized interest income assuming a constant balance outstanding of $37.4 million in cash and cash equivalents.

Item 8.	Financial Statements and Supplementary Data

The information required by this item is presented beginning at page F-1 appearing immediately after “Signatures” below.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, our management, including our chief executive officer and chief financial officer, concluded that as of December 31, 2008, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of a company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures of a company are being made only in accordance with authorizations of management and directors of a company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of a company’s assets that could have a material effect on the financial statements.

Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations which may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on this assessment, management concluded that, as of December 31, 2008, our internal control over financial reporting was effective based on those criteria.

The preceding report of management with respect to internal control over financial statements is not subject to attestation by our independent registered public accounting firm pursuant to a temporary rule of the SEC, and therefore no report as to such an attestation is included in this annual report on form 10K.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this Item will be incorporated by reference to our definitive proxy statement for our 2009 annual meeting of stockholders.

Item 11.	Executive Compensation

The information required under this Item will be incorporated by reference to our definitive proxy statement for our 2009 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this Item will be incorporated by reference to our definitive proxy statement for our 2009 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this Item will be incorporated by reference to our definitive proxy statement for our 2009 annual meeting of stockholders.

Item 14.	Principal Accounting Fees and Services

The information required under this Item will be incorporated by reference to our definitive proxy statement for our 2009 annual meeting of stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

All schedules are omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

Exhibit			Filed		Filing Date
Number		Description of Exhibit	Herewith	Form	with SEC	Exhibit Number

3.1		Restated Certificate of Incorporation of the Registrant		10-Q	November 14, 2007	3.1
3.2		Amended and Restated By-Laws of the Registrant		S-1	October 15, 2007	3.4
4.1		Specimen certificate for shares of common stock of the Registrant		S-1	October 15, 2007	4.1
10.1		Lease dated May 18, 2007 between RAR2-Crosby Corporate Center QRS, Inc. and the Registrant		S-1	October 15, 2007	10.19
10.2		Agreement dated as of August 29, 2003, as amended, between the Registrant and Internap Network Services Corporation		S-1	October 15, 2007	10.3
10.3		Agreement dated as of October 9, 2004, between the Registrant and ColoSpace, Inc.		S-1	October 15, 2007	10.4
10.4		Loan and Security Agreement dated as of July 19, 2007 between Silicon Valley Bank and the Registrant		10-Q	November 14, 2007	10.7
10.5		Investors’ Rights Agreement dated as of June 17, 2005, among the Registrant, the Investors named therein, John McDonough and David Parker, as amended		S-1	October 15, 2007	4.2
10	.6†	2007 Stock Incentive Plan of the Registrant		S-1	October 15, 2007	10.12
10	.7†	Form of Incentive Stock Option Agreement under 2007 Stock Incentive Plan of the Registrant		S-1	October 15, 2007	10.13
10	.8†	Form of Nonstatutory Stock Option Agreement under 2007 Stock Incentive Plan of the Registrant		S-1	October 15, 2007	10.14
10	.9†	Form of Restricted Stock Agreement under 2007 Stock Incentive Plan of the Registrant		S-1	October 15, 2007	10.15
10	.10†	Form of Executive Retention Agreement entered into as of November 28, 2008 between the Registrant and each of Mark D. Friedman, Robert C. Leahy, Timothy R. Segall, Peter R. Shields and Jeffrey J. Struzenski		8-K	November 28, 2008	99.1
10	.11†	Form of Change in Control Agreement entered into as of November 28, 2008 between the Registrant and each of Mark D. Friedman, Robert C. Leahy, Timothy R. Segall, Peter R. Shields and Jeffrey J. Struzenski		8-K	November 28, 2008	99.2
10	.12†	Form of Indemnification Agreement entered into (or to be entered into) between the Registrant and each of its executive officers and directors from time to time		S-1	October 15, 2007	10.17

Exhibit			Filed		Filing Date
Number		Description of Exhibit	Herewith	Form	with SEC	Exhibit Number

10	.13†	Summary of 2008 Management Cash Compensation Plan		10-K	March 14, 2008	10.13
10	.14†	Compensation Arrangements with Outside Directors (effective November 13, 2007)		10-Q	November 14, 2007	10.6
21.1		List of subsidiaries of Registrant	X
23.1		Consent of Deloitte & Touche LLP	X
23.2		Consent of Shields & Company, Inc.	X
31.1		Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2		Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1		Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350	X

†	Management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(a) of the Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUNDBITE COMMUNICATIONS, INC.

By:	/s/ Peter R. Shields
Peter R. Shields
President and Chief Executive Officer

Date: March 18, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons as of March 18, 2009 on behalf of the registrant in the capacities indicated.

Signature	Title

/s/ Peter R. Shields Peter R. Shields	Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ Robert C. Leahy Robert C. Leahy	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Eric R. Giler Eric R. Giler	Director

/s/ James A. Goldstein James A. Goldstein	Director

/s/ Vernon F. Lobo Vernon F. Lobo	Director

/s/ Justin J. Perreault Justin J. Perreault	Director

/s/ James J. Roszkowski James J. Roszkowski	Director

/s/ Eileen Rudden Eileen Rudden	Director

/s/ Regina O. Sommer Regina O. Sommer	Director

SOUNDBITE COMMUNICATIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SoundBite Communications, Inc.
Bedford, Massachusetts

We have audited the accompanying consolidated balance sheets of SoundBite Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SoundBite Communications, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 18, 2009

SOUNDBITE COMMUNICATIONS, INC.

Consolidated Balance Sheets

	December 31,
	2008	2007
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$37,425	$35,674
Accounts receivable, net of allowance for doubtful accounts of $218 and $176 at December 31, 2008 and 2007	6,641	7,261
Prepaid expenses and other current assets	1,221	1,309

Total current assets	45,287	44,244
Property and equipment, net	4,276	6,096
Intangible assets, net	205	—
Other assets	62	149

Total assets	$49,830	$50,489

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$464	$457
Accrued expenses	3,158	3,867
Total current liabilities	3,622	4,324

Other liabilities	454	—

Total liabilities	4,076	4,324

Commitments and contingencies (note 6)
Stockholders’ equity:
Common stock, $0.001 par value — 75,000,000 shares authorized; 15,701,644 shares issued and 15,506,259 shares outstanding at December 31, 2008; 15,420,888 shares issued and 15,225,503 shares outstanding at December 31, 2007	16	15
Additional paid-in capital	66,703	65,720
Treasury stock, at cost — 195,385 shares at December 31, 2008 and 2007	(132)	(132)
Accumulated other comprehensive (loss) income	(72)	4
Accumulated deficit	(20,761)	(19,442)

Total stockholders’ equity	45,754	46,165

Total liabilities and stockholders’ equity	$49,830	$50,489

The accompanying notes are an integral part of these consolidated financial statements.

SOUNDBITE COMMUNICATIONS, INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except share
	and per share amounts)

Revenues	$43,211	$39,492	$29,069
Cost of revenues	16,695	14,258	9,505

Gross profit	26,516	25,234	19,564

Operating expenses:
Research and development	5,151	3,913	3,453
Sales and marketing	17,974	14,702	12,172
General and administrative	9,977	5,999	3,820
Impairment of goodwill	248	—	—

Total operating expenses	33,350	24,614	19,445

Operating (loss) income	(6,834)	620	119

Other income (expense):
Interest income	936	476	299
Interest expense	—	(222)	(398)
Gain on litigation settlement	4,600	—	—
Warrant charge for change in fair value	—	(352)	(177)
Other, net	—	—	6

Total other income (expense)	5,536	(98)	(270)

(Loss) income before provision for income taxes and cumulative change in accounting	(1,298)	522	(151)
Provision for income taxes	21	56	—

(Loss) income before cumulative change in accounting	(1,319)	466	(151)
Cumulative change in accounting	—	—	28

Net (loss) income	(1,319)	466	(123)
Accretion of preferred stock	—	(37)	(44)

Net (loss) income attributable to common stockholders	$(1,319)	$429	$(167)

(Loss) income per common share:
Basic:
Before cumulative change in accounting	$(0.09)	$0.15	$(0.35)
Cumulative change in accounting	$—	$—	$0.05
Net (loss) income attributable to common stockholders	$(0.09)	$0.15	$(0.30)
Diluted:
Before cumulative change in accounting	$(0.09)	$0.03	$(0.35)
Cumulative change in accounting	$—	$—	$0.05
Net (loss) income attributable to common stockholders	$(0.09)	$0.03	$(0.30)
Weighted average common shares outstanding:
Basic	15,369,089	2,859,797	557,063
Diluted	15,369,089	12,778,255	557,063

The accompanying notes are an integral part of these consolidated financial statements.

SOUNDBITE COMMUNICATIONS, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Stock	Income	Deficit	Equity (Deficit)
	(In thousands, except share and per share amounts)

Balance, January 1, 2006	700,236	$1	$198	$(131)	$—	$(19,785)	$(19,717)
Issuance of common stock for option exercises	121,235	—	56	—	—	—	56
Purchase of treasury stock	—	—	—	(1)	—	—	(1)
Accretion of transaction costs for preferred stock	—	—	(44)	—	—	—	(44)
Stock-based compensation expense	—	—	64	—	—	—	64
Comprehensive and net loss	—	—	—	—	—	(123)	(123)

Balance, December 31, 2006	821,471	1	274	(132)	—	(19,908)	(19,765)
Initial public offering, net of offering costs	4,947,022	4	33,500	—	—	—	33,504
Conversion of preferred stock into common stock	9,613,942	10	30,815	—	—	—	30,825
Issuance of common stock for option exercises	38,453	—	16	—	—	—	16
Accretion of transaction costs for preferred stock	—	—	(37)	—	—	—	(37)
Stock-based compensation expense	—	—	318	—	—	—	318
Reclassification of preferred stock warrant liability	—	—	834	—	—	—	834
Comprehensive income:
Net income	—	—	—	—	—	466	466
Translation adjustments	—	—	—	—	4	—	4

Comprehensive income	—	—	—	—	—	—	470

Balance, December 31, 2007	15,420,888	15	65,720	(132)	4	(19,442)	46,165
Issuance of common stock for option exercises	234,680	1	125	—	—	—	126
Issuance of common stock for cashless warrant exercises	46,076	—	—	—	—	—	—
Stock-based compensation expense	—	—	858	—	—	—	858
Comprehensive loss:
Net loss	—	—	—	—	—	(1,319)	(1,319)
Translation adjustments	—	—	—	—	(76)	—	(76)

Comprehensive loss	—	—	—	—	—	—	(1,395)

Balance, December 31, 2008	15,701,644	$16	$66,703	$(132)	$(72)	$(20,761)	$45,754

The accompanying notes are an integral part of these consolidated financial statements.

SOUNDBITE COMMUNICATIONS, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net (loss) income	$(1,319)	$466	$(123)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of property and equipment	3,205	2,869	1,947
Amortization of intangible assets	145	—	—
Provision for doubtful accounts	42	56	147
Change in carrying value of preferred stock warrant liability	—	352	177
Cumulative change in accounting	—	—	(28)
Stock-based compensation	858	318	64
Noncash charge attributable to warrants	—	—	22
Impairment of goodwill	248	—	—
(Gain) loss on disposal of property and equipment	(20)	132	—
Change in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	626	(1,396)	(2,414)
Prepaid expenses and other current assets	86	(699)	(278)
Other assets	87	(149)	—
Accounts payable	85	7	139
Accrued expenses	(267)	1,321	1,097

Net cash provided by operating activities	3,776	3,277	750

Cash flows from investing activities:
Proceeds received from sale of equipment	28	—	—
Acquisition of business	(651)	—	—
Purchases of property and equipment	(1,528)	(4,833)	(3,149)

Net cash used in investing activities	(2,151)	(4,833)	(3,149)

Cash flows from financing activities:
Proceeds from equipment and bank line of credit	—	2,345	1,467
Repayments of equipment and bank line of credit	—	(5,890)	(1,401)
Treasury stock purchase	—	—	(1)
Proceeds from issuance of common stock upon initial public offering, net of offering costs	—	33,504	—
Proceeds from exercise of stock options	126	16	56

Net cash provided by financing activities	126	29,975	121

Effect of exchange rate changes on cash and cash equivalents	—	4	—

Net increase (decrease) in cash and cash equivalents	1,751	28,423	(2,278)
Cash and cash equivalents, beginning of year	35,674	7,251	9,529

Cash and cash equivalents, end of year	$37,425	$35,674	$7,251

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$—	$250	$326

Supplemental disclosure of non-cash investing and financing activities:
Accretion of redeemable convertible preferred stock	$—	$37	$44

Property and equipment, included in accounts payable	$4	$82	$265

Reclassification of fair value of preferred stock warrant liability	$—	$—	$332

Reclassification to equity of fair value of preferred stock warrant liability	$—	$834	$—

Conversion of redeemable preferred stock to common stock	$—	$30,825	$—

The accompanying notes are an integral part of these consolidated financial statements.

SOUNDBITE COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

1.  Nature of Business

SoundBite Communications, Inc. (the Company) provides on-demand, integrated multi-channel customer communications solutions consisting of automated voice messaging (AVM), email and text messaging services. Clients use the Company’s service to initiate and manage campaigns for a variety of collections, customer care and marketing processes. The Company was incorporated in Delaware in 2000 and its principal operations are located in Bedford, Massachusetts. The Company conducts its business primarily in the United States.

In November 2007, the Company completed an initial public offering of the Company’s common stock. The Company’s shares of common stock trade on The Nasdaq Global Market under the symbol “SDBT” (see Note 8).

2.  Summary of Significant Accounting Policies

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

Foreign Currency

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

Segment Data

The Company manages its operations on a consolidated, single segment basis for purposes of assessing performance and making operating decisions. Accordingly, the Company has only one operating and reporting segment.

Cash and Cash Equivalents

The Company invests its cash in money market accounts, debt securities of U.S. government agencies and repurchase agreements with maturities of less than 90 days. All highly liquid instruments with a remaining maturity of 90 days or less when purchased are considered cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. Estimates are used to determine the amount of the allowance for doubtful accounts necessary

SOUNDBITE COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Activity in the allowance for doubtful accounts was as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

Balance, beginning	$176	$88	$114
Provision for bad debts	42	56	147
Net uncollectible accounts (written off) recovered	—	32	(173)

Balance, end	$218	$176	$88

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents and accounts receivable. At December 31, 2008 and 2007, the Company had cash balances at certain financial institutions in excess of federally insured limits. However, the Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Accounts receivable are typically uncollateralized and are derived from revenues earned from clients primarily located in the United States. As of December 31, 2008, three clients in the aggregate accounted for 42% of the outstanding accounts receivable and as of December 31, 2007, three clients in the aggregate accounted for 41% of the outstanding accounts receivable. In each of 2008, 2007 and 2006, the Company had two customers which accounted for more than 10% of revenues. Revenues from one customer represented approximately 17% of revenue in both 2008 and 2007, and 16% in 2006. Revenues from a second customer were 14% in 2008, 12% in 2007 and 10% in 2006.

Development of Software for Internal Use

The Company accounts for the costs of computer software developed or obtained for internal use in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Company capitalizes costs of materials, consultants, payroll and payroll related costs for employees incurred in developing internal-use software after certain capitalization criteria are met. These costs are included in computer software in Note 3 below. Amounts capitalized related to internal use software totaled $0, $229,000, and $0 for the years ended December 31, 2008, 2007 and 2006, respectively.

Property and Equipment

Property and equipment are carried at cost and are depreciated over the assets estimated useful life, generally three years, using the straight-line method. Depreciation of leasehold improvements is recorded over the shorter of the estimated useful life of the leasehold improvement or the remaining lease term. Expenditures for maintenance and repairs are charged to operations when incurred, while additions and betterments are capitalized. When assets are retired or disposed, the asset’s original cost and related accumulated depreciation are eliminated from the accounts and any gain or loss is reflected in the statement of operations.

SOUNDBITE COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

Goodwill

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142). Under SFAS 142, goodwill and certain intangible assets with indefinite lives are not amortized, but instead are reviewed for impairment annually or more frequently if impairment indicators arise. Typically, the Company evaluates goodwill on an annual basis for impairment and has selected November 1 as the annual impairment testing date. However, during the third and fourth quarters of 2008, due to the economic environment impacting the Company’s business and operating results coupled with a material decline of the Company’s stock price, the Company determined that triggering events had occurred that would require interim impairment evaluations.

Long-lived Assets

The Company evaluates the possible impairment of long-lived assets, including intangible assets, whenever events and circumstances indicate the carrying value of the assets may not be recoverable. Intangible assets consist of customer relationships, non-compete agreements, and developed acquired technology (see note 10). These assets are carried at cost less accumulated amortization and are amortized over their estimated useful lives of two to five years using methods that most closely relate to the depletion of these assets.

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

Revenues

The Company derives substantially all of its revenues by providing AVM services. It provides these AVM services, as well as text and email messaging services, under a usage-based pricing model, with prices calculated on a per-message or per-minute basis in accordance with the terms of its pricing agreements with clients. The Company invoices clients on a monthly basis. Its pricing agreements with clients do not require minimum levels of usage or payments. Revenues attributable to text and email messaging services are not material.

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

SOUNDBITE COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

Research and Development Costs

The Company expenses research and development costs as incurred.

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation expense in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). Under SFAS No. 123R, stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. The Company estimates the fair value of each stock-based award on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield.

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. Prior to January 1, 2007, these reserves were recorded when management determined that it was probable that a loss would be incurred related to these matters and the amount of such loss was reasonably determinable. As of January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). As a result, reserves are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. Potential interest and penalties associated with such uncertain tax positions is recorded as a component of income tax expense. The adoption of FIN 48 did not have a material effect on the consolidated financial statements.

Freestanding Preferred Stock Warrants

Effective January 1, 2006, freestanding warrants and other similar instruments related to shares that are redeemable are accounted for in accordance with FASB Staff Position No. 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable (FSP 150-5). Under FSP 150-5, freestanding warrants exercisable for the Company’s redeemable convertible preferred stock were classified as a liability on the Company’s balance sheet as of December 31, 2006. The Company accounted for the adoption of FSP 150-5 as a cumulative change in accounting with a benefit of $28,000, or $0.05 per share, recorded as of January 1, 2006, the date of the Company’s adoption of FSP 150-5. In addition, the original carrying value of the warrants, $332,000 was reclassified to liabilities from redeemable convertible preferred stock. The benefit of $28,000 was calculated as the decrease in fair value of the warrants from the historical carrying value. For the years ended December 31, 2007 and 2006, the Company recorded charges of $352,000 and $177,000, respectively, for the increase in fair value of the warrants.

SOUNDBITE COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Basic and Diluted (Loss) Income Per Share

(Loss) income per share has been computed using the weighted average number of shares of common stock outstanding during each period. Diluted amounts per share include the impact of the Company’s outstanding potential common shares, such as options and warrants (using the treasury stock method) and convertible preferred stock. Potential common shares that are anti-dilutive are excluded from the calculation of diluted (loss) income per common share. The following table sets forth the components of the computation of basic and diluted net (loss) income per common share for the years indicated (dollars in thousands, except share data):

	Years Ended December 31,
	2008	2007	2006

Numerator:
Net (loss) income attributable to common stockholders	$(1,319)	$429	$(167)

Denominator:
Weighted average shares used in computing net (loss) income per common share — basic	15,369,089	2,859,797	557,063
Add dilutive securities:
Stock options	—	1,674,284	—
Restricted stock	—	5,078	—
Warrants	—	100,170	—
Conversion of redeemable convertible preferred stock	—	8,138,926	—

Weighted average shares used in computing net (loss) income per common share — diluted	15,369,089	12,778,255	557,063

Potential common shares excluded from the computation of net (loss) income per common share due to being anti-dilutive consist of the following:

	Years Ended December 31,
	2008	2007	2006

Stock options	2,571,995	85,749	1,954,110
Restricted stock	2,744	—	7,040
Warrants	62,772	—	151,645
Conversion of redeemable convertible preferred stock	—	—	9,613,942

Comprehensive (Loss) Income

Comprehensive (loss) income consists of net income or loss and foreign currency translation adjustments.

SOUNDBITE COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2 (FSP 157-2) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years beginning after November 15, 2008. Nonfinancial items for the purpose of FSP 157-2 include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, the Company adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have an impact on the consolidated financial position, results of operations or cash flows of the Company. The adoption of SFAS No. 157 for nonfinancial assets and liabilities, in the first quarter of 2009, is not expected to have an impact on the consolidated financial position, results of operations or cash flows of the Company upon adoption.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The Company will be required to adopt SFAS No. 141R in the first quarter of fiscal year 2009. Adoption of SFAS No. 141R will have no effect on the Company’s reported financial information prior to adoption and will be applicable to any business combination into which the Company enters after adoption.

SOUNDBITE COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

3.  Property and Equipment

Property and equipment as of December 31, 2008 and 2007 consisted of the following (in thousands):

		As of December 31,
		2008	2007

Computer equipment	3 years	$8,510	$7,733
Computer software	3 years	3,390	3,041
	Lesser of useful
Furniture and fixtures	life or lease term	556	556
Office equipment & machinery	3 years	402	402
Leasehold improvements	Lesser of useful
	life or lease term	543	539

Total		13,401	12,271
Less — accumulated depreciation and amortization		(9,125)	(6,175)

Property and equipment, net		$4,276	$6,096

Depreciation expense for the years ended December 31, 2008, 2007, and 2006 was $3.2 million, $2.9 million and $1.9 million, respectively.

4.  Line of Credit

In July 2007, the Company refinanced its then-existing loan and security agreement, with a principal outstanding balance of $2.3 million, with a new financial institution. The new loan and security agreement provided for an equipment line of credit up to $7.5 million and a revolving working capital line of credit for up to the lesser of (a) $1.5 million and (b) 80% of eligible accounts receivable, subject to specified adjustments. The Company could utilize up to $1.0 million of the working capital line for the issuance of letters of credit. Borrowings under the equipment line of credit were payable in installments due through July 2010, and all amounts under the working capital line of credit were due in July 2008. Borrowings under the equipment line bear interest at a rate per annum equal to the prime rate plus 0.5% or 1.0%, depending upon the Company’s liquidity, as defined. Borrowings under the working capital line bear interest at a rate per annum that is 0.25% above the prime rate. All of the borrowings under the credit agreement were secured by a pledge of certain of the Company’s equipment and all of its accounts receivable, investment property and financial assets. In November 2007, the Company used a portion of the net proceeds of the initial public offering to repay all outstanding borrowings.

As of December 31, 2008 and 2007, no amounts were outstanding under existing credit agreements. As of December 31, 2008, letters of credit totaling $426,000 had been issued in connection with the Company’s facility leases. The Company expects to enter into a replacement bank credit facility by April 2009.

SOUNDBITE COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

5.  Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2008	2007

Accrued payroll related items	$1,196	$1,375
Accrued telephony	656	539
Accrued professional fees	377	768
Accrued rent	—	199
Accrued other	929	986

Total accrued expenses	$3,158	$3,867

6.  Commitments and Contingencies

The Company has various non-cancelable operating leases, related to its office space and hosting sites that expire through 2013. Certain leases have fixed rent escalations clauses and renewal options, which are accounted for on a straight-line basis over the life of the lease. Future minimum lease payments under non-cancelable operating leases at December 31, 2008 were as follows (in thousands):

2009	$1,828
2010	854
2011	856
2012	892
2013	690

Total future minimum lease payments	$5,120

Total rent expense for office space charged to operations was $775,000, $485,000 and $439,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Total rent expense for hosting sites charged to cost of revenues was $1.3 million for each of the years ended December 31, 2008 and 2007 and $606,000 for the year ended December 31, 2006.

Litigation and Claims

On June 25, 2008, the Company entered into a settlement agreement (the Settlement Agreement) relating to two lawsuits with Universal Recovery Systems (URS). As part of the agreement, URS made a payment to the Company of $4.6 million. The first lawsuit, which the Company brought in Massachusetts against URS and its CEO, Blake Rice, involved patent infringement allegations by URS regarding the Company’s products and services. The Company alleged that those allegations, which were made just before the Company’s initial public offering was going to market in October, 2007, constituted tortuous interference with the Company’s advantageous business relations and prospective economic advantage, and unfair or deceptive acts or practices in business. The second lawsuit, which URS brought against the Company in Minnesota, involved URS allegations that the Company infringed its U.S. Patent No. 6,621,900, entitled “Automated Right-Party Contact Telephone System”, and had fraudulently induced URS to file a Statement of Non-Liability. The Company was also granted a worldwide, perpetual, non-exclusive license to the URS’ patents involved in the two lawsuits. URS’ patents relate to determining whether a right party is on a call. The license to the Company is royalty-free with respect to the

Company’s AVM solutions. The license is royalty-bearing with respect to systems that, at a first hierarchical level, use a human operator who determines whether a right party contact is available. The

SOUNDBITE COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

Company’s current systems do not employ such an operator, and the Company does not expect to use such an operator in its AVM solutions. In addition, the Company cannot sublicense or otherwise transfer any of its rights to third parties except in certain transactions where the Company is sold. The Company has therefore not ascribed any value to this license.

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

The $4.6 million received in June 2008 as a settlement relating to these lawsuits was recorded as a component of other income (expense) for the year ended December 31, 2008.

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, investigations and litigation. At December 31, 2008, 2007 and 2006, the Company did not have any pending claims, charges, investigations or litigation, excluding the URS litigation discussed above.

7.  Redeemable Convertible Preferred Stock

All outstanding shares of the Company’s convertible preferred stock were converted into 45,779,304 shares of common stock upon completion of the IPO in November 2007.

8.  Common Stock and Warrants

Authorized Shares

At December 31, 2008, the Company had authorized 75,000,000 shares of common stock, of which 3,365,938 shares were reserved for future issuance as follows:

Warrants to purchase common stock	33,686
Outstanding options to purchase common stock	2,471,044
Shares reserved for future option grants	861,208

3,365,938

Warrants

As of December 31, 2006, the Company had outstanding 734,110 warrants to purchase preferred stock convertible into 151,645 shares of common stock at exercise prices ranging from $0.39 to $3.25 per share of preferred stock. In connection with the initial public offering in November 2007, and the associated conversion of the Company’s outstanding redeemable convertible preferred stock to common stock, the warrants to purchase shares of redeemable convertible preferred stock were converted to warrants to purchase shares of the Company’s common stock. During the year ended December 31, 2008, warrants to purchase 117,959 shares of common stock were exercised in cashless transactions resulting in the issuance of 46,076 shares of common stock. As of December 31, 2008, warrants to purchase 33,686 shares of common stock remain outstanding and expire in 2010.

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

9.  Stock-based compensation

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

2007 Stock Incentive Plan

In August 2007, the Company’s Board of Directors approved the SoundBite Communications, Inc. 2007 Stock Incentive Plan (the 2007 Plan), which became effective upon completion of the Company’s initial public offering. The 2007 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. The number of shares of common stock that may be issued under the 2007 Plan equals the sum of 1,500,000 shares of common stock plus any shares of common stock subject to awards outstanding under the Company’s 2000 Stock Option Plan at the time of the closing of the initial public offering which awards expire, terminate, or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right. In addition, the 2007 Plan provides for an annual increase in the number of shares available for issuance under the 2007 Plan on the first day of each year from 2008 through 2017 equal to the least of a) 1.5 million shares of common stock, b) 5% of the outstanding shares on such date and c) an amount determined by the Board. The options generally vest ratably over four years and expire no later than ten years after the date of grant.

SOUNDBITE COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2008, there were 861,208 shares available for grant under the 2007 Plan. Stock option activity under both the 2000 and 2007 Plans during the years ended December 31, 2008, 2007 and 2006 was as follows:

	Year Ended December 31, 2008
		Weighted	Weighted
		Average	Average Remaining	Aggregate
	Number of	Exercise	Contractual Term	Intrinsic
	Options	Price	(in years)	Value

Outstanding — beginning of year	2,176,048	$1.512
Granted	757,550	4.104
Exercised	(234,680)	0.663
Forfeited	(227,874)	3.224

Outstanding — end of year	2,471,044	$2.242	7.0	$1,154

Exercisable — end of year	1,832,466	$1.525	5.96	$1,084

Vested & Expected to vest — end of year	2,289,954	$2.102	6.85	$1,140

The weighted average grant date fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $2.43, $5.29, and $0.68, respectively. The intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $181,000, $265,000 and $539,000, respectively.

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

The activity of non-vested shares of restricted stock as a result of early exercises of options granted to employees during 2008 is as follows:

		Weighted Average
		Grant Date
Non-Vested Shares	Shares	Fair Value

Non-vested as of January 1, 2008	4,400	$0.49
Vested	(2,640)	0.49

Non-vested as of December 31, 2008	1,760	$0.49

Effective January 1, 2006, the Company adopted SFAS 123R using the prospective transition method of application; accordingly, prior period financial statements have not been restated. Compensation expense recognized in 2006 and 2007 included the cost associated with stock options granted on and subsequent to January 1, 2006. Stock options granted by the Company prior to that time continue to be accounted for using the intrinsic value prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

For the years ended December 31, 2008 and 2007, the Company used the Black-Scholes option pricing model to value option grants and determine the related compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates.

SOUNDBITE COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

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

The risk-free interest rate used within the Black Scholes model for each grant is equal to the U.S. Treasury securities interest rate for the expected life of the option.

The expected term of options granted was determined based on the simplified method, in which the expected term is equal to the average of the vesting term and the original contractual term. The Company’s stock has been publicly traded for slightly over one year, and therefore, there is not sufficient historical share option experience to estimate the expected term using company specific data.

SFAS 123R requires that the Company recognize compensation expense for only the portion of options that are expected to vest. Therefore, the Company has estimated expected forfeitures of stock options with the adoption of SFAS 123R. The estimated forfeiture rate was based upon an analysis of the Company’s historical data and future expectations. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

The following table provides the assumptions used in determining the fair value of the share-based awards:

	Year Ended December 31,
	2008	2007	2006

Risk Free Rate	2.71 - 3.77%	4.50 - 5.71%	4.37 - 5.08%
Expected Life	6.02 - 6.25 years	6.02 - 6.25 years	6.02 - 6.25 years
Expected Volatility	57.2 - 65.4%	75.3%	78.4%
Expected Dividend Yield	0%	0%	0%

In determining the exercise prices for options granted, the Company’s Board of Directors considered the fair value of the common stock as of the grant date. Prior to the Company’s initial public offering, the fair value of the common stock was determined by the Board of Directors after considering a broad range of factors, including the illiquid nature of an investment in the Company’s common stock, the Company’s historical financial performance and financial position, the Company’s future prospects and opportunity for liquidity events, and sale and offer prices of redeemable convertible preferred stock in private transactions negotiated at arm’s length. In addition, the Board of Directors considered valuation reports of Shields & Company, Inc., an independent, third-party investment banking firm, delivered in connection with certain of the option grant dates during 2006 and 2007. Subsequent to the Company’s initial public offering, the fair value of the Company’s common stock, as defined in the 2007 Plan, is the closing price of the security as listed on the Nasdaq securities exchange on the date of grant.

Compensation expense associated with share-based awards amounted to $858,000 and $318,000 for the years ended December 31, 2008 and 2007, respectively. As of December 31, 2008 the total compensation cost related to stock-based awards granted under SFAS 123R to employees and directors but not yet recognized was $1.5 million, net of estimated forfeitures. These costs will be recognized on a straight-line basis over a weighted average period of 2.8 years.

SOUNDBITE COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table presents stock-based compensation expense included in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2008	2007	2006

Cost of revenues	$33	$6	$1
Research and development	85	17	6
Sales and marketing	403	120	28
General and administrative	337	175	29

Total stock-based compensation	$858	$318	$64

10. Acquisition and Intangibles

On February 26, 2008, the Company acquired substantially all of the assets of Mobile Collect, Inc. Mobile Collect was a privately held company that provided text messaging and mobile communications solutions. The Company acquired these assets with the goal of supplementing the Company’s service capabilities to include Free-To-End-User text messaging. The acquisition included cash payments of $500,000 upon closing and contingent cash payments of up to $2 million payable through 2013 upon Mobile Collect achieving certain established financial targets. As of December 31, 2008, the Company had recorded $90,000 of contingent consideration. This amount has been recorded as additional goodwill as of December 31, 2008, which has been expensed and included in the impairment of goodwill charge in the consolidated statement of operations for the year ended December 31, 2008 (see Note 11). The results of operations of Mobile Collect have been included in the accompanying financial statements from the date of the acquisition. Pro forma results of Mobile Collect’s operations have not been presented because the effect of this acquisition was not material.

The purchase price has been allocated to the tangible and intangible assets acquired based on fair value, with any excess recorded as goodwill. The acquisition was a taxable transaction so the acquired intangibles and goodwill will be deductible for income tax purposes. The components of the purchase price allocation are as follows (in thousands):

Purchase Price:
Cash paid	$500
Transaction costs	61
Contingent consideration earned as of December 31, 2008	90

Total	$651

Allocations:
Current assets	$53
Intangible assets:
Customer relationships	320
Non-compete agreements	20
Technology	10
Goodwill	248

Total assets acquired	$651

SOUNDBITE COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

Amortized intangible assets consisted of the following (in thousands):

			Net
	Gross	Accumulated	Carrying
December 31, 2008	Value	Amortization	Value

Technology	$10	$8	$2
Non-compete agreements	20	3	17
Customer relationships	320	134	186

	$350	$145	$205

The Company is amortizing the Mobile Collect identifiable intangible assets over their estimated useful lives of two to five years using methods that most closely relate to the depletion of these assets. Estimated annual amortization expense for the next five years related to the intangible assets acquired in connection with the Mobile Collect transaction is as follows (in thousands):

Year Ending December 31,	Amount

2009	126
2010	63
2011	12
2012	4

Total	$205

11.	Impairment of Goodwill

Goodwill is not amortized, but instead are reviewed for impairment annually or more frequently if impairment indicators arise. The Company evaluates goodwill no less frequently than on an annual basis for impairment and had selected November 1 as the annual impairment testing date.

During the third and fourth quarters of 2008, as a result of the economic environment impacting the Company’s business and operating results coupled with a material decline of the Company’s stock price, the Company determined that impairment triggering events had occurred that would require interim impairment evaluations. Therefore, the Company initiated a review of the carrying value of the goodwill for possible impairment during each of these quarters The Company determined the fair value of its reporting unit using the market approach. This review indicated that the carrying value of its goodwill may be impaired as of each interim testing date. The Company then performed the second step of the goodwill impairment test used to measure the amount of impairment loss, if any, and compared the implied fair value of the goodwill with the carrying amount of that goodwill. Based upon the results of these tests, the Company determined that goodwill had been fully impaired and accordingly, recognized an impairment charge of $248,000 during the year ended December 31, 2008. As of December 31, 2008, the Company had remaining contingent consideration related to its acquisition of up to approximately $1.9 million. If the Company’s stock price and other valuation indicators do not increase, future goodwill impairment changes may occur.

The changes in the carrying amount of the Company’s goodwill for the year ended December 31, 2008 were as follows (in thousands):

Balance — January 1, 2008	$—
Add: acquisition consummated in February 2008 (Note 10)	158
Add: contingent consideration (Note 10)	90
Less: impairment charge	(248)

Balance at December 31, 2008	$—

SOUNDBITE COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

12.  Income taxes

The Company’s provision for income taxes for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006

Current tax expense	$21	$56	$—
Deferred tax expense (benefit)	(281)	(116)	60
Research credits generated	(204)	(162)	(4)
Net operating losses utilized	377	851	290
Valuation allowance increase (decrease)	108	(573)	(346)

Total	$21	$56	$—

Income tax expense for the year ended December 31, 2008 principally relates to state and Canadian income tax.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows (in thousands):

	As of December 31,
	2008	2007

Deferred tax assets:
Net operating loss carryforwards	$5,820	$6,197
Accounts receivable	88	71
Intangibles amortization and goodwill	143	—
Accrued expenses	168	110
Research and development credits	1,115	911
Depreciation	207	144

Deferred tax assets	7,541	7,433
Valuation allowance	(7,541)	(7,433)

Total deferred tax assets	$—	$—

A reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate for the years ended December 31, 2008, 2007 and 2006 is as follows:

	December 31,
	2008	2007	2006

Tax at U.S. federal statutory rate	(34.0)%	34.0%	(34.0)%
State taxes, net of federal benefit	0.5	3.6	—
Non-deductible items-meals	3.9	10.9	41.1
Non-deductible items-stock options	19.5	13.0	17.4
Non-deductible items-warrants	—	22.9	42.2
Canadian subsidiary loss without benefit	0.1	(0.7)	—
Change in valuation allowance (including net operating loss used or not benefited)	8.3	(72.8)	(66.7)

	(1.7)%	10.9%	—%

SOUNDBITE COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence both, positive and negative, including that the Company has not achieved a history of profitable operations, management has determined that a full valuation allowance at December 31, 2008 and 2007, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The increase (decrease) in the valuation allowance was $108,000, $(573,000) and $(346,000) in the years ended December 31, 2008, 2007 and 2006 respectively.

At December 31, 2008, the Company has available federal and state net operating loss carryforwards of approximately $16.8 million and $1.8 million, respectively, which will begin to expire between 2009 and 2028. In addition, the Company has federal and state R&D tax credits of approximately $744,000 and $329,000 respectively. In addition, federal Alternative Minimum Tax credits of $42,000 are available for carryforward. All of these credits expire between 2018 and 2028. Ownership changes, as defined by the Internal Revenue Code, may substantially limit the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income. The Company believes that ownership changes occurred in 2000, 2001 and at November 6, 2007, the closing date of the Company’s initial public offering. Included in the net operating loss and tax credit carryforwards above are $6,800,000 and $225,000, respectively, as a result of the 2000 and 2001 ownership changes which are subject to full limitation. The ownership change in 2007 results in an annual limitation amount of $3.7M for the use of the NOL carryforward generated after November 28, 2001 through November 8, 2007.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109 (FIN 48). The statement clarifies the criteria than an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. The Company adopted FIN 48 effective January 1, 2007. The implementation of FIN 48 did not have a material impact on the Company’s consolidated financial statements, results of operations or cash flows. At December 31, 2008, the Company had no unrecognized tax benefits.

The tax years 2000 through 2007 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the United States, as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years. The Company recognizes both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company has not recorded any interest or penalties on any unrecognized tax benefits since its inception. The Company does not believe material uncertain tax positions have arisen to date, and as a result, no reserves for these matters have been recorded.

13.  Benefit Plan

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code. Participants may contribute up to a maximum percentage of their annual compensation to this plan as determined by the Company, limited to a maximum annual amount set by the Internal Revenue Service. The Company did not make any matching contributions to this plan during the years ended December 31, 2008, 2007 and 2006.

SOUNDBITE COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

14.  Selected Quarterly Financial Data (unaudited)

		(2)
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2008	2008	2008	2008
	(In thousands, except per share data)

Revenues	$10,635	$11,308	$10,613	$10,655
Cost of revenues	4,077	4,322	4,155	4,141
Gross profit	6,558	6,986	6,458	6,514
Net (loss) income	(1,519)	2,916	(1,509)	(1,207)
Basic (loss) earnings per share	(0.10)	0.19	(0.10)	(0.08)
Diluted (loss) earnings per share	$(0.10)	$0.18	$(0.10)	$(0.08)

	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2007	2007	2007	2007

Revenues	$8,761	$9,338	$10,067	$11,326
Cost of revenues	3,165	3,695	3,619	3,780
Gross profit	5,596	5,643	6,448	7,546
Net (loss) income(1)	(839)	428	(277)	1,154
Basic (loss) earnings per share(1)	(1.36)	0.65	(0.44)	0.12
Diluted (loss) earnings per share(1)	$(1.36)	$0.03	$(0.44)	$0.08

(1)	Net (loss) income and basic and diluted (loss) earnings per share include the effect of (charges) income related to the change in fair value of the Company’s preferred stock warrants for each of the four quarters ended December 31, 2007 as follows: ($808,000), $251,000, ($389,000) and $595,000, respectively.

(2)	Net (loss) income and basic and diluted (loss) earnings per share include a $4.6 million gain in connection with the settlement of the lawsuit with Universal Recovery Systems, offset by $1.9 million of related expenses for the quarter ended June 30, 2008.