Form 10-K/A
period 2008-12-31
SOUNDBITE COMMUNICATIONS INC
filed 2009-04-30
CIK 1163698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1
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
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     As of April 24, 2009, the aggregate market value of common stock (the only outstanding class of common equity of the registrant) held by nonaffiliates of the registrant was $24.4 million based on a total of 7,041,714 shares of common stock held by nonaffiliates and on a closing price of $3.46 on June 30, 2008 for the common stock as reported on The Nasdaq Global Market.
     As of April 24, 2009,15,697,289 shares of common stock were outstanding.

EXPLANATORY NOTE
     On March 18, 2009, we filed our annual report on Form 10-K for the fiscal year ended December 31, 2008. In accordance with the rules of the SEC, the information required to be filed in Part III of the annual report was to be incorporated by reference for a definitive proxy statement that we expected to file within 120 days of December 31, 2008.
     On April 21, 2009, we announced that James Milton would commence serving as our President and Chief Executive Officer on May 1, 2009 and that Mr. Milton would be nominated for election as a director at our 2009 annual meeting of stockholders. In light of the timing of the hiring of Mr. Milton, the board of directors determined that the 2009 annual meeting should be deferred until June 2009 and, as a result, the distribution of the definitive proxy statement for the annual meeting would be deferred until early May 2009. Because the definitive proxy statement is no longer expected to be filed within 120 days of December 31, 2008, we are filing this amendment to the annual report in order to provide the Part III information previously omitted from the annual report.

TABLE OF CONTENTS
PART III
PART IV

Item 15.	Exhibits and Financial Statement Schedules	20

Signatures		21

i

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
EXECUTIVE OFFICERS AND DIRECTORS
Biographical Information
     The following table sets forth information regarding our executive officers and directors, and an officer-elect and director nominee, as of April 24, 2009:

Name	Age	Position
Peter R. Shields	51	Chief Executive Officer, President and Director
James A. Milton	48	Chief Executive Officer- and President-Elect and Director Nominee
Robert C. Leahy	56	Chief Operating Officer and Chief Financial Officer
Timothy R. Segall	49	Chief Technology Officer
Mark D. Friedman	46	Chief Marketing and Business Development Officer
Jeffery J. Struzenski	52	Executive Vice President, Sales
Noreen L. Henrich	52	Vice President, Client Management
Eric R. Giler	53	Director
James A. Goldstein	41	Director
Vernon F. Lobo	43	Director
Justin J. Perreault	45	Director
James J. Roszkowski	50	Director
Eileen M. Rudden	58	Director
Regina O. Sommer	51	Director
     Peter R. Shields has served as one of our directors and Chief Executive Officer since May 2004 and as President since August 2003. On April 21, 2009, Mr. Shields notified us that he would be resigning as a director and as President and Chief Executive Officer effective April 30, 2009. From December 2002 to March 2003, Mr. Shields served as Chief Operating Officer of Adesso Systems, Inc., a provider of mobile enterprise software and services. From March 2002 to November 2002, he served as Chief Executive Officer and President of Tilion, Inc., a provider of Internet-based event management solutions that merged with SynQuest, Inc. and Viewlocity, Inc. in September 2002.
     James A. Milton will begin serving as our President and Chief Executive Officer effective May 1, 2009 and has been nominated for election as one of our directors at our 2009 Annual Meeting of Stockholders. Mr. Milton served as President and Chief Operating Officer of Intervoice, Inc., a provider of software-based interactive voice response, contact center and mobile messaging solutions, from March 2008 to September 2008, when Intervoice was acquired by Convergys Corporation. Following the acquisition of Intervoice, he served as Senior Vice President — Sales, Marketing and Professional Services of Convergys, a provider of relationship management solutions, from September 2008 to March 2009. From January 2006 to February 2008. he served as Executive Vice President and Chief Operating Officer of Intervoice. He served as a director of Intervoice from June 2008 to September 2008. From October 2004 to December 2005, he was Executive Vice President of Global Sales and Services for UGS Corporation, a product lifecycle management software company. From 2002 to September 2004, he served as Senior Vice President, Enterprise Systems Group and Managing Director for the Americas for the Customer Solutions Group of Hewlett-Packard, a technology solutions provider to consumers, businesses and institutions globally. From 2000 to 2002, he was Senior Vice President and General Manager, North America for Compaq Computer Corporation, a supplier of Internet infrastructure and access solutions.
     Robert C. Leahy has served as Chief Operating Officer since September 2006 and as Chief Financial Officer since February 2007. From 1987 to October 2005, Mr. Leahy served as Vice President Finance and Operations and Chief Financial Officer of Brooktrout, Inc., a NASDAQ-listed developer of software and hardware platforms that was acquired by EAS Group, Inc. in October 2005.

     Timothy R. Segall has served as Chief Technology Officer since January 2002. From June 2000 to December 2006, Mr. Segall served as our Vice President, Engineering.
     Mark D. Friedman has served as Chief Marketing and Business Development Officer since December 2007. He served in various capacities at Peppercoin, Inc., a developer of secure micropayments solutions, from June 2005 until its acquisition by Chockstone, Inc. in April 2007. His positions at Peppercoin included President and Chief Executive Officer and Vice President, Sales and Market Development. From 2002 to December 2007, Mr. Friedman also served as President and was the founder of GTM Consulting, Inc., a marketing consulting firm.
     Jeffery J. Struzenski has served as our Executive Vice President, Sales since April 2008. From October 2005 to March 2008, he served as Regional Vice President, Americas of Wall Street Systems, Inc., a provider of transaction processing software. From 1996 to September 2005, he served in a variety of capacities, including Managing Director and Partner, of BearingPoint, Inc. (formerly KPMG Consulting Inc.), a management and technology consulting company.
     Noreen L. Henrich has served as our Vice President, Client Management since October 2005. From January 2004 to September 2005, she served as Vice President, Professional Services of Pragmatech Software, a provider of on-demand sales knowledge solutions. From 1998 to July 2003, she served as Regional Vice President of Oracle Corporation, a NASDAQ-listed developer of database management systems.
     Eric R. Giler has served as one of our directors since December 2005. Since August 2008 Mr. Giler has served as Chief Executive Officer of WiTricity Corporation, a developer of technology for wireless electricity. Mr. Giler was the Chairman and Chief Executive Officer of Groove Mobile, a provider of mobile music commerce platforms, from April 2006 until its acquisition by Live Mobile, Inc. in March 2008. Mr. Giler served as the Chief Executive Officer and President of Brooktrout, Inc., a NASDAQ-listed provider of software and hardware platforms, from 1984 until its acquisition by EAS Group, Inc. in October 2005.
     James A. Goldstein has served as one of our directors since 2000. Since 2001 Mr. Goldstein has been a General Partner of North Bridge Venture Partners, a venture capital firm that he joined in 1998.
     Vernon F. Lobo has served as one of our directors since 2000. Since 1997 Mr. Lobo has served as a Managing Director of Mosaic Venture Partners, a venture capital firm
     Justin J. Perreault has served as one of our directors since June 2005. Since 1999 Mr. Perreault has been a General Partner of Commonwealth Capital Ventures, a venture capital firm.
     James J. Roszkowski has served as one of our directors since March 2006. Since April 2007 Mr. Roszkowski has serviced as Chief Executive Officer and President of Patria Services Corp., an on-demand technology-based trigger marketing company. Mr. Roszkowski has also served as a Principal of the Owl’s Nest Group, LLC, an advisory and consulting firm. Mr. Roszkowski previously held the position of Senior Executive Vice President of MBNA America Bank, N.A., a New York Stock Exchange-listed independent credit card issuer, from 1989 to April 2005.
     Eileen M. Rudden has served as one of our directors since May 2008. From October 2003 to October 2007, Ms. Rudden served as Vice President and General Manager, Communications Applications and Vice President and General Manager, Unified Communications at Avaya Inc., a provider of business communications solutions. From 2000 to 2001, she was the President and Chief Executive Officer and a director of FairMarket, Inc., a developer of e-business selling and marketing solutions. She served in various capacities at Lotus Development Corporation from 1986 to 1995 and, following the acquisition of Lotus Development by IBM, at Lotus Software from 1995 to 2000, where she served as the Senior Vice President responsible for Lotus Notes, Domino and cc:Mail and as Senior Vice President of Business Development. She serves on the board of directors of Agilysys, Inc., a NASDAQ-listed provider of enterprise computer technology solutions.
     Regina O. Sommer has served as one of our directors since December 2006. From January 2002 until March 2005, Ms. Sommer served as

Vice President and Chief Financial Officer of Netegrity, Inc., a NASDAQ-listed provider of security software solutions that was acquired by Computer Associates International, Inc. in November 2004. Ms. Sommer also serves on the board of directors of Insulet Corporation, a NASDAQ-listed medical device company, and Wright Express Corporation, a New York Stock Exchange-listed provider of payment processing and information management services.
Family and Other Relationships
     No director, director nominee or executive officer is related by blood, marriage or adoption to any other director, director nominee or executive officer. No arrangements or understandings exist between any director or director nominee, on the one hand, and any other person, on the other hand, pursuant to which the director or director nominee is to be selected or nominated for election as one of our directors.
BOARD OF DIRECTORS
Composition
     The board of directors currently consists of eight members. In accordance with the terms of our charter and by-laws, the board is divided into three classes, whose members serve for staggered three-year terms.
•	The class I directors consist of Justin Perreault, James Roszkowski and Eileen Rudden. Their terms will expire at the annual meeting of stockholders to be held in 2011.

•	The class II directors consist of Vernon Lobo and Regina Sommer. Their terms will expire at this year’s annual meeting of stockholders, which currently is expected to be held in June 2009. The board has nominated Mr. Lobo and Ms; Sommer for re-election, and James Milton for election, as class II directors at the 2009 annual meeting.

•	The class III directors consist of Eric Giler, James Goldstein and Peter Shields. Mr. Shields had notified us that he will resign as a director effective April 30, 2009. The terms of Messrs. Giler and Goldstein will expire at the annual meeting of stockholders to be held in 2010.
     Directors hold office until their successors have been elected and qualified or until the earlier of their resignation or removal. Our charter and by-laws provide that directors may be removed only for cause by the affirmative vote of the holders of at least 75% of the votes that all our stockholders would be entitled to cast in an annual election of directors.
     Our charter provides that the authorized number of directors may be changed only by resolution of the board, subject to the rights of any holders of any series of preferred stock. Any additional directorships resulting from an increase in the number of directors will be distributed between the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The classification of the board may have the effect of delaying or preventing changes in our control or management.
Director Attendance at Meetings
     The board of directors met 20 times during 2008, either in person or by teleconference. During 2008, each director attended at least 75% of the meetings of the board.
     Our corporate governance guidelines provide that directors are responsible for attending annual meetings of stockholders. All of the directors attended the annual meeting of stockholders held in 2008.
Board Committees
     The board of directors has established three standing committees: an audit committee, a compensation committee, and a nominating and corporate governance committee. Each committee operates under a charter that has been approved by the board. Current copies of each committee’s charter are posted on the “Investor Relations—Corporate Governance” section of our website, www.soundbite.com. All of the members of each of these standing committees are independent as defined under the rules of The NASDAQ Global Market and, in the case of the audit committee, satisfy the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act.

     Audit Committee
     The members of the audit committee are Vernon Lobo, Justin Perreault and Regina Sommer. Ms. Sommer chairs the audit committee. The board of directors has determined that Ms. Sommer is an “audit committee financial expert” as defined in applicable SEC rules. The audit committee’s responsibilities include:
•	appointing, approving the compensation of, and assessing the independence of our registered public accounting firm;

•	overseeing the work of the registered public accounting firm, including through the receipt and consideration of certain reports from such firm;

•	reviewing and discussing our annual and quarterly financial statements and related disclosures with management and the registered public accounting firm;

•	monitoring our internal control over financial reporting, disclosure controls and procedures, and code of business conduct and ethics;

•	establishing policies regarding hiring employees from the registered public accounting firm and procedures for the receipt and retention of accounting related complaints and concerns;

•	meeting independently with our internal auditing staff, registered public accounting firm and management; and

•	reviewing and approving or ratifying any related-person transactions.
     The audit committee met 12 times during 2008, either in person or by teleconference. During 2008, each member of the audit committee attended at least 75% of the meetings of the committee.
     Compensation Committee
     The members of the compensation committee are Eric Giler, James Goldstein and Regina Sommer. Mr. Giler chairs the compensation committee. The purpose of the compensation committee is to discharge the responsibilities of the board of directors relating to compensation of the executive officers. Specific responsibilities of the compensation committee include:
•	annually reviewing and approving corporate goals and objectives relevant to chief executive officer compensation;

•	reviewing and approving, or making recommendations to the board with respect to, the compensation of the chief executive officer and other executive officers;

•	overseeing an evaluation of executive officers;

•	overseeing and administering cash and equity incentive plans; and

•	reviewing and making recommendations to the board with respect to director compensation.
     The compensation committee met 8 times during 2008, either in person or by teleconference. During 2008, each member of the compensation committee attended at least 75% of the meetings of the committee.
     Nominating and Corporate Governance Committee
     The members of the nominating and corporate governance committee are Vernon Lobo, Justin Perreault and James Roszkowski. Mr. Roszkowski chairs this committee. The nominating and corporate governance committee’s responsibilities include:
•	identifying individuals qualified to become members of the board of directors;

•	recommending to the board the persons to be nominated for election as directors and to each of the board’s committees;

•	developing and recommending to the board corporate governance principles; and

•	overseeing an annual evaluation of the board.

     The nominating and corporate governance committee met 3 times during 2008, either in person or by teleconference. During 2008, each member of the nominating and corporate governance committee attended at least 75% of the meetings of the committee.
     Director Compensation
     Pursuant to Compensatory Arrangements with Outside Directors recommended by the compensation committee and approved by the board of directors in November 2007, each outside director is entitled to the following:
(a)	an annual retainer fee of $25,000 for service on the board;

(b)	additional annual retainer fees for board committee service as follows:

Chair of audit committee	$10,000
Other members of audit committee	3,000
Chair of compensation committee	7,500
Other members of compensation committee	3,000
Chair of nominating and corporate governance committee	5,000
Other members of nominating and corporate governance committee	2,000
(c)	a meeting fee of $1,000 for each meeting of the board, the audit committee, the compensation committee or the nominating and corporate governance committee attended in person or by telephone; and

(d)	the grant, as of each annual stockholder meeting, of a stock option exercisable to purchase 13,000 shares of common stock at a price equal to the fair market value of the common stock on the grant date.
In addition, upon the initial election of an outside director to the board, the new outside director is entitled to receive a stock option exercisable to purchase 25,000 shares of common stock at a price equal to the fair market value of the common stock on the grant date.
     For purposes of the Compensatory Arrangements with Outside Directors, an “outside director” is any director who is neither (1) employed by us nor (2) affiliated with a person or entity that beneficially owns 5.0% or more of our outstanding common stock. In 2008, Eric Giler, James Roszkowski, Eileen Rudden and Regina Sommer qualified as outside directors for compensatory purposes.
     For information with respect to compensation paid to Outside Directors in 2008, please see “Item 11. Executive Compensation—2008 Director Compensation” below.
Audit Committee Report
     This report of the audit committee is required by the SEC and, in accordance with the rules of the SEC, shall not be deemed to be (a) part of, or incorporated by reference by any general statement incorporating by reference this proxy statement into, any filing under the Securities Act or the Securities Exchange Act, except to the extent that SoundBite specifically incorporates this report by reference, or (b) “soliciting material” or “filed” under the Securities Act or the Securities Exchange Act.
     The audit committee has met and held discussions with management and representatives of Deloitte & Touche LLP, SoundBite’s independent registered public accounting firm. Management has represented to the audit committee that SoundBite’s financial statements for the year ended, and as of, December 31, 2008 were prepared in accordance with U.S. generally accepted accounting principles, and the audit committee has reviewed and discussed the financial statements with management and Deloitte & Touche representatives. The audit committee also has discussed with representatives of Deloitte & Touche the matters required to be discussed by Statement on Auditing Standards No. 114, The Auditors’ Communication with Those Charged with Governance, as adopted by the Public Company Accounting Oversight Board in Rule 3200T.
     Deloitte & Touche has provided to the audit committee the written disclosures and the letter required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, and the audit committee has discussed with Deloitte & Touche that firm’s independence.

     Based upon the audit committee’s discussions with management and representatives of Deloitte & Touche and its review of representations of management and the report of Deloitte & Touche to the audit committee, the audit committee has recommended to the board of directors that the audited financial statements be included in SoundBite’s annual report on Form 10-K for the fiscal year ended December 31, 2008.

By the Audit Committee of the Board of Directors of SoundBite Communications, Inc. Regina O. Sommer (Chair) Vernon F. Lobo Justin J. Perreault
CORPORATE GOVERNANCE
     We believe that good corporate governance is important to ensure that we are managed for the long-term benefit of stockholders. The board of directors implemented a number of corporate governance policies and practices In connection with our initial public offering in 2007. It reviews those policies and practices periodically in order to compare our policies and practices to those suggested by various authorities in corporate governance and those adopted by other public companies. Those reviews also are intended to confirm that the policies and practices comply with new and emerging interpretations and practices relating to the Sarbanes-Oxley Act of 2002, corporate governance-related rules of the SEC, and the listing standards of The NASDAQ Global Market.
     This section describes key corporate governance guidelines and practices that we have adopted. You can access our current committee charters, corporate governance guidelines, and code of business conduct and ethics in the “Corporate Governance” section of our website located at www.soundbite.com or by writing to our Investor Relations Department at our principal executive offices at 22 Crosby Drive, Bedford, Massachusetts 01730, telephone: (781) 897-2500.
Corporate Governance Guidelines
     The board of directors has adopted corporate governance guidelines to assist the board in the exercise of its duties and responsibilities and to serve the best interests of our company and stockholders. These guidelines establish a framework for the conduct of the board’s business and in particular provides that:
•	the board’s principal responsibility is to oversee the management of our company;

•	a majority of the members of the board shall be independent directors;

•	the independent directors shall meet regularly in executive session;

•	directors shall have full and free access to management and, as necessary and appropriate, independent advisors;

•	new directors shall participate in an orientation program and all directors will be expected to participate in continuing director education on an ongoing basis; and

•	at least annually, the board and its committees shall conduct self-evaluations to determine whether they are functioning effectively.
Communicating with Independent Directors
     The board of directors will give appropriate attention to written communications that are submitted by stockholders, and will respond if and as appropriate. The director serving as Chair of the nominating and corporate governance committee, with the assistance of our chief financial officer, is primarily responsible for monitoring communications from stockholders and for providing copies or summaries to the other directors as such director considers appropriate.
     Under procedures approved by a majority of our independent directors, communications are forwarded to all directors if they relate to important substantive matters and include suggestions or comments that the chief financial officer considers to be important for the directors to know. In general, communications relating to corporate governance and corporate strategy are more likely to be forwarded than communications relating to ordinary business affairs, personal grievances and matters as to which we receive repetitive or duplicative communications.
     Stockholders who wish to send communications on any topic to the board should address such communications to the board in care of SoundBite Communications, Inc., 22 Crosby Drive, Bedford, Massachusetts 01730, Attention: Secretary.
Code of Business Conduct and Ethics
     We have adopted a written code of business conduct and ethics that applies to directors, officers and employees, including the principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. You can access our code of business conduct and ethics in the “Corporate Governance” section of our website located at www.soundbite.com. We post on our website all disclosures required by law or The NASDAQ Global Market listing standards concerning any amendments to, or waivers from, any provision of the code.
LIMITATION OF LIABILITY AND INDEMNIFICATION
     Our charter limits the personal liability of directors for breach of fiduciary duty to the maximum extent permitted by the Delaware corporation law. The charter provides that no director will have personal liability to us or to stockholders for monetary damages for breach of fiduciary duty or other duty as a director. These provisions do not, however, eliminate or limit the liability of any of the directors for:
•	any breach of the director’s duty of loyalty to us or our stockholders;

•	any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

•	voting or assenting to unlawful payments of dividends, stock repurchases or other distributions; or

•	any transaction from which the director derived an improper personal benefit.
Any amendment or repeal of these provisions will not eliminate or reduce the effect of these provisions in respect of any act, omission or claim arising prior to such amendment or repeal. If the Delaware corporation law is amended to provide for further limitations on the personal liability of directors of corporations, then the personal liability of the directors will be further limited to the greatest extent permitted by the Delaware corporation law.
     The charter also provides that we must indemnify directors and officers in certain circumstances. In addition, we have entered into separate indemnification agreements with each of the directors and executive officers that may be broader than the indemnification provisions contained in the charter. These indemnification agreements may require us, among other things, to indemnify directors and executive officers for expenses (including attorneys’ fees), judgments, fines and settlement amounts paid or incurred by a director or executive officer in any action or proceeding arising out of his or her service as a director or executive officer. We believe these provisions and agreements are important in attracting and retaining qualified individuals to serve as directors and executive officers.
     We maintain director and officer insurance providing for indemnification of our directors and officers for certain liabilities, including certain liabilities under the Securities Act. We also maintain a general liability insurance policy that covers certain liabilities of directors and officers arising out of claims based on acts or omissions in their capacities as directors or officers.
     There is no pending litigation or proceeding involving any director or executive officer to which indemnification is required or permitted, and we are not aware of any threatened litigation or proceeding that may result in a claim for indemnification.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Section 16(a) of the Securities Exchange Act requires our directors and executive officers, as well as stockholders beneficially owning more than ten percent of the outstanding common stock, to file with the SEC initial reports of ownership and reports of changes in ownership with respect to common stock. All of these reporting persons are required by SEC regulations to furnish us with copies of all reports they file with the SEC pursuant to Section 16(a).

     Based solely on our review of the copies of such forms received by us and written representations of our directors and executive officers received by us, we believe each reporting person filed on a timely basis all of the reports required to be filed pursuant to Section 16(a) in 2008.
ITEM 11. EXECUTIVE COMPENSATION
EXECUTIVE COMPENSATION TABLES
Summary Compensation Table
     The following table sets forth information regarding compensation earned during the last three fiscal years by the named executive officers, who consist of Peter Shields, our chief executive officer throughout 2008, and our two other most highly compensated executive officers in 2008.

				Non-Equity	All Other
			Option	Incentive Plan	Compensation
Name and Principal Position	Year	Salary($)	Awards($)(1)	Compensation ($)	($)(2)	Total($)
Peter R. Shields	2008	$300,000	$176,132	$80,867	$10,188	$567,187
President and Chief Executive Officer	2007	260,000	64,426	157,479	24,663	506,568
	2006	240,000	7,487	148,000	10,313	405,800

Robert C. Leahy	2008	240,000	156,264	44,477	10,185	450,926
Chief Operating Officer and Chief Financial Officer	2007	225,000	62,158	87,488	16,651	391,297

Timothy R. Segall	2008	226,000	80,416	30,325	10,174	346,915
Chief Technology Officer	2007	200,000	29,464	26,246	23,498	279,208
	2006	187,500	—	30,000	9,697	227,197

(1)	The amounts shown represent compensation expense recognized for financial statement purposes under Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123R, with respect to stock options granted to the named executive officers. Each stock option was granted with an exercise price equal to the fair market value of the common stock on the grant date. For a discussion of the assumptions relating to our valuations of the stock options, see note 2 to the financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on March 18, 2009.

(2)	The amounts shown include, with respect to each of Messrs. Shields and Segall, travel, hotel and other expenses of $9,768 in 2008 and $12,584 in 2007 relating to sales recognition trips. All other amounts consist of premiums for dental plans, medical plans, accidental death and dismemberment insurance, and long-term disability insurance.
Grants of Plan-Based Awards
     The following table sets forth information regarding grants of compensation in the form of plan-based awards made during 2008 to the named executive officers:

		All Other Option Awards:	Exercise or Base	Grant Date Fair Value of
		Number of Securities	Price of Option	Stock and Option
Name	Grant Date	Underlying Options(#)(1)	Awards($/Sh)(2)	Awards($)(3)
Peter R. Shields	3/17/08	50,000	$4.85	$28,400
Robert C. Leahy	3/17/08	30,000	4.85	17,040
Timothy R. Segall	3/17/08	30,000	4.85	17,040

(1)	See note 1 to the table set forth under “—Summary Compensation Table” above for information about these stock options.

(2)	Stock options were granted with exercise prices equal to the fair market value of the common stock on the grant date.

(3)	The amounts shown represent compensation expense recognized for financial statement purposes under SFAS No. 123R.

Outstanding Equity Awards at 2008 Year End
     The following table sets forth information regarding equity awards held as of December 31, 2008 by the named executive officers.

	Number of Securities Underlying
	Unexercised Options(#)(1)		Option Exercise	Option Expiration
Name	Exercisable	Unexercisable	Price($)	Date
Peter R. Shields	485,549	—	0.35	8/04/13
	57,126	9,754	0.49	7/27/15
	51,333	10,267	0.66	8/30/15
	19,250	24,750	8.70	3/01/17
	13,541	36,459	$4.85	3/16/18

Robert C. Leahy	89,297	69,456	1.01	10/09/16
	11,550	14,850	8.70	3/01/17
	8,125	21,875	4.85	3/16/18

Timothy R. Segall	1,237	—	3.41	6/07/11
	38,987	—	0.69	12/01/11
	52,800	—	0.35	4/10/13
	70,400	—	0.35	1/15/14
	42,900	2,860	0.49	7/27/15
	14,300	12,100	7.16	2/15/17
	8,125	21,875	4.85	3/16/18

(1)	All awards listed in this table were stock options granted under our 2000 Stock Option Plan, except that the last grant of stock options to each officer was made under our 2007 Stock Incentive Plan. Unless otherwise indicated, shares vest in equal monthly installments over four years. Upon a merger or consolidation effecting a change in control, a sale of all or substantially all of our assets, or a sale of a majority of our outstanding voting securities, 25% of the then-unvested shares subject to each of these options will vest. As described under “—Agreements—Change in Control Agreements” below, as of December 31, 2008 each of the named executive officers was party to an agreement under which the unvested shares underlying his stock options will vest in full if (a) appropriate arrangements are not made for the continuation of those options following a change in control or (b) his employment is terminated by us without cause, or by him for specified reasons, within six months after a change in control.
Option Exercises
     None of the named executive officers exercised stock options during 2008.
COMPENSATION PLANS
Equity Compensation Plans
     We have two equity compensation plans. Our 2000 Stock Option Plan was adopted in July 2000. Following the completion of our initial public offering in November 2007, no additional shares may be issued under the 2000 Stock Option Plan other than pursuant to stock options then outstanding. Our 2007 Stock Incentive Plan became effective upon completion of our initial public offering. As of December 31, 2008, stock options were outstanding pursuant to these plans to purchase up to a total of 2,471,044 shares of common stock at a weighted average exercise price of $2.24 per share. Under these outstanding stock options, a total of 1,832,466 shares had vested as of December 31, 2008 and had a weighted average exercise price of $1.52 per share.
2007 Stock Incentive Plan
     As of December 31, 2008, stock options were outstanding under the 2007 Stock Incentive Plan to purchase up to 760,670 shares of common stock and 861,208 shares of common stock were available for future grant. The number of shares available for future grant is subject to increase to the extent any shares of common stock subject to awards outstanding under the 2000 Stock Option Plan expire, terminate, or are otherwise surrendered, canceled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right. In addition, the 2007 Stock Incentive Plan contains an “evergreen” provision, which provides for an annual increase in the number of shares available for issuance under the plan on January 1 of each year from 2009 through 2017. The annual increase in the number of shares will equal the least of:

•	1,500,000 shares of common stock;

•	5% of the number of shares of common stock outstanding as of such date; and

•	an amount determined by the board of directors.
Under this provision, the number of shares will increase by 775,312, unless the board limits the increase to a lesser number. We currently expect that the compensation committee, on behalf of the board, will determine whether to limit such increase at a meeting scheduled being held in May 2009.
     The compensation committee administers the 2007 Stock Incentive Plan. The 2007 Stock Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. Our executive officers, employees, consultants, advisors and directors, and those of any of our subsidiaries, are eligible to receive awards under the 2007 Stock Incentive Plan. Under present law, however, incentive stock options qualifying under Section 422 of the Internal Revenue Code may only be granted to employees.
     Stock options entitle the holder to purchase a specified number of shares of common stock at a specified price, subject to the other terms and conditions contained in the option grant. The compensation committee will determine the recipients of stock options and with respect to each stock option granted:
•	the number of shares subject to the stock option;

•	the exercise price of the stock option, which may be no less than the fair market value of the common stock on the grant date;

•	the vesting schedule of the stock option;

•	the duration of the stock option; and

•	the manner of payment of the exercise price of the stock option.
     Restricted stock awards entitle the recipient to acquire shares of common stock, subject to our right to repurchase all or part of the shares from the recipient in the event the conditions specified in the award are not satisfied. The compensation committee will determine the recipients of restricted stock awards and with respect to each restricted stock award granted:
•	the number of shares subject to the restricted stock award;

•	the purchase price, if any, of the restricted stock award;

•	the vesting schedule of the restricted stock award; and

•	the manner of payment of the purchase price, if any, for the restricted stock award.
     No award may be granted under the 2007 Stock Incentive Plan after July 31, 2017, but the vesting and effectiveness of awards granted before that date may extend beyond that date.
2000 Stock Option Plan
     As of December 31, 2008, stock options were outstanding under the 2000 Stock Option Plan to purchase up to 1,710,374 shares of common stock. No additional shares may be issued under the 2000 Stock Option Plan other than pursuant to stock options then outstanding.
401(k) Plan
     We maintain a deferred savings retirement plan for employees that is intended to qualify as a tax-qualified plan under Section 401 of the Internal Revenue Code. Contributions to the deferred savings retirement plan are not taxable to employees until withdrawn from the plan. The deferred savings retirement plan provides that each participant may contribute his or her pre-tax compensation, up to a statutory limit ($15,500 in 2008). For employees 50 years of age or older, an additional catch-up contribution ($5,000 in 2008) is allowed. Under the plan, each employee is fully vested in his or her deferred salary contributions. We may make discretionary contributions subject to established limits and a vesting schedule, but have not made any such contributions to date.

2008 MANAGEMENT CASH COMPENSATION PLAN
     On February 25, 2008, the compensation committee adopted a 2008 management cash compensation plan, or the Compensation Plan, for members of the senior management team, or the Plan Executives. The Plan Executives included each of the named executive officers.
     The Compensation Plan had two components: (a) base salary and (b) variable performance-based compensation.
Base Salary
     Base salary levels for the Plan Executives were set based upon an independent third party review of senior management compensation. The recommended 2008 base salary of Plan Executive was based on a number of factors, including the status of the competitive marketplace for executives in comparable positions (including a comparison of base salaries for comparable positions at comparable companies within our industry), the responsibilities of the position, the experience of the Plan Executive, and the required knowledge of the Plan Executive.
     The annual base salaries of the named executive officers as established under the Compensation Plan were as follows:
•	Peter Shields, $300,000;

•	Robert Leahy, $240,000; and

•	Timothy Segal, $225,000.
Variable Performance-Based Compensation
     The Compensation Plan provided for cash bonuses to be payable on a quarterly, semi-annual and annual basis. The bonus levels for the Plan Executives were set based upon an independent third party review of senior management compensation. The recommended 2008 base salary of Plan Executive was based on a number of factors, including the status of the competitive marketplace for executives in comparable positions (including a comparison of base salaries for comparable positions at comparable companies within our industry), the responsibilities of the position, the experience of the Plan Executive, and the required knowledge of the Plan Executive.
     The variable performance bonus had three portions: Revenue Growth, Pro Forma Net Income and Organizational Goals and Objectives. Any bonuses would accrue in the quarter they were earned. Bonuses were payable upon closing of our books and release of our financial results, based upon the payment frequency for each component provided below.
•	The Revenue Growth portion provided for 33% of a Plan Executive’s bonus to be earned and paid based upon actual revenue achievement when compared to Compensation Plan revenue levels. The Revenue Growth performance was measured and, if earned, paid on a quarterly basis.

•	The Pro Forma Net Income portion provided for 33% of a Plan Executive’s bonus to be earned and paid based upon actual pro forma net income achievement when compared to Compensation Plan pro forma net income levels. For the purposes of the Compensation Plan, Pro Forma Net Income was defined as net income (as determined in accordance with U.S. generally accepted accounting principles) plus expense recorded in accordance with SFAS No. 123R. The Pro Forma Net Income performance was measured and, if earned, paid on a quarterly basis. For purposes of the exceeding Compensation Plan bonus, a minimum threshold of pro forma net income must be attained for the full year.

•	The Organizational Goals and Objectives portion provided for 34% of a Plan Executive’s bonus to be earned and paid based upon achievement of previously agreed to goals and objectives. The Organizational Goals and Objectives performance was measured and, if earned, paid after year end. The major areas addressed by these goals and objectives included new product launches, business development, marketing programs, security, financial systems and controls implementation, operational efficiency, and research and development quality. Individual participants will incorporate these goals based upon their respective roles, responsibility, and position.
     Depending on a Plan Executive’s job function, the target bonus that an Executive was eligible to receive under the Compensation Plan ranged between 33% and 67% of his or her then-annual salary, if 100% of the Revenue Growth, Pro Forma Net Income and Organizational Goals and Objectives targets were achieved.
     The following table presents information with respect to the targeted amounts of variable performance-based compensation of each of the named executive officers under the Compensation Plan, as well as the actual amounts paid to each of the named executive officers:

	Revenue	Pro Forma Net	Organizational
Name	Growth	Income	Goals and Objectives	Total
Peter R. Shields Target bonus amounts	$66,000	$66,000	$68,000	$200,000
Actual bonus amounts paid	11,196	11,429	58,242	80,867

Robert C. Leahy Target bonus amounts	36,300	36,300	37,400	110,000
Actual bonus amounts paid	6,158	6,286	32,033	44,477

Timothy R. Segall Target bonus amounts	24,750	24,750	25,500	75,000
Actual bonus amounts paid	4,199	4,286	21,841	30,325
COMPENSATION AGREEMENTS
Executive Retention Agreements
Description of Executive Retention Agreements
     On November 28, 2008, we entered into executive retention agreements with each of Peter Shields, Robert Leahy, Timothy Segall, Mark Friedman and Jeffrey Struzenski, whom we refer to below as the Executives. The executive retention agreement of each Executive generally provides that if we terminate his employment without cause (as defined below) or if he terminates his employment for good reason (as defined below), the Executive will be entitled to receive, within 30 days after the date of termination, a cash payment equal to the sum of:
•	accrued base salary, commission and vacation pay;

•	the product of (a) his annual bonus for the most recently completed fiscal year multiplied by (b) a fraction, the numerator of which will be the number of days elapsed in the current fiscal year through the termination date and the denominator of which will be 365; and

•	the product of (a) his highest base salary received in the twelve-month period preceding the termination date plus his commission, if any, for the most recently completed fiscal year, multiplied by (b) 1.5 in the case of Mr. Shields, 1.0 in the case of Mr. Leahy or Mr. Segall, or 0.5 in the case of Mr. Friedman or Mr. Struzenski.
     The executive retention agreements also provide that the Executives will be entitled to continue to receive, after the termination date, specified benefits for 18 months in the case of Mr. Shields, 12 months in the case of Mr. Leahy and Mr. Segall, and 6 months in the case of Mr. Friedman and Mr. Struzenski.
     The executive retention agreements also contain provisions applicable in the event payments due under the executive retention agreements would result in tax penalties under Sections 280G and 4999 of the Internal Revenue Code. Those Code sections generally may impose certain tax penalties on our company or an Executive if the amount of severance payments to the Executive following a Change in Ownership or Control (as defined in the Code) exceeds certain limits. Under the provisions of each executive retention agreement, the amount of the benefits that a Executive will be entitled to receive under his executive retention agreement will be reduced by an amount necessary to avoid triggering any penalty taxes if, and only if, the reduction would result in greater net after-tax benefits to the Executive.
     For purposes of the executive retention agreements, the term “cause” means termination due to an Executive’s willful misconduct, gross negligence or criminal misconduct in connection with the performance of his duties. The term “good reason” generally means (a) a diminution in the Executive’s position, authority or responsibilities, (b) a reduction in the Executive’s salary or benefits, or (c) a relocation of the Executive to a worksite more than 50 miles from his prior location.
     For more information about the terms of the executive retention agreements, please see the form of executive retention agreement filed as Exhibit 99.1 to our current report on Form 8-K filed with the SEC on March 18, 2008.
Recent Events
     Following his resignation as President and Chief Executive Officer on April 30, 2009, Peter Shields will be entitled to the benefits specified in his executive retention agreement and summarized in the preceding section. Among other things, Mr. Shields will be entitled to receive from us, by May 30, 2009, a cash payment equal to the sum of:
•	his base salary and vacation pay accruing through April 30, 2009;

•	$26,586, which is the product of (a) his annual bonus for 2008 multiplied by (b) a fraction, the numerator of which is the number of days elapsed in 2009 through his termination date and the denominator of which is 365; and

•	$450,000, which is the product of (a) his highest base salary received in the twelve-month period preceding the termination date multiplied by (b) 1.5.
     On April 21, 2009, we entered into a one-year consulting agreement with Mr. Shields, effective April 30, 2009, under which he will, upon our request from time to time, consult with us in connection with such matters involving our business and operations as we may reasonably request. Mr. Shields will not be required to devote more than ten hours per month in May, June or July of 2009, or more than five hours in any of the calendar months from August 2009 through April 2010, to the performance of consulting services under the consulting agreement. As the sole compensation payable to Mr. Shields for his services under the consulting agreement, he will have until August 1, 2010 to exercise each of his currently outstanding stock options to acquire shares of our common stock, to the extent those shares have vested as of the termination of his employment on April 30, 2009. Under the existing terms of those options, Mr. Shields would have had approximately three months after his employment termination date to exercise the options to acquire shares vested as of April 30, 2009. The vesting of the options held by Mr. Shields is not affected by the terms of the consulting agreement and will cease upon termination of his employment. The consulting agreement is included as Exhibit 10.3 to our current report on Form 8-K filed with the SEC on April 21, 2009.
     We expect to enter into an executive retention agreement with James Milton as of May 1, 2009, when he begins serving as President and Chief Executive Officer. The terms of the executive retention agreement with Mr. Milton would be substantially similar to the executive retention agreements we entered into with Robert Leahy and Timothy Segall, as described under “—Description of Executive Retention Agreements” above. For more information about the proposed terms of the executive retention agreement with Mr. Milton, please see the form of executive retention agreement included as Exhibit 10.2 to our current report on Form 8-K filed with the SEC on April 21, 2008.
Change in Control Agreements
Description of Change in Control Agreements
     On November 28, 2008, we amended or entered into change in control agreements with each of the Executives. The change in control agreement of each Executive generally provides that:
•	25% of the Executive’s unvested options will accelerate and vest upon a change in control (as defined below), except that all of the unvested options will accelerate and vest if appropriate arrangements are not made for the continuation of those options following the change in control; and

•	all of the Executive’s then-unvested options will accelerate and vest if, within six months after a change in control, (a) his employment is terminated without cause, (b) his position, authority or responsibilities are diminished, or (c) his worksite is relocated more than 50 miles from his prior location.
     For purposes of the change in control agreements, the term “change in control” means (a) our sale of all or substantially all of our assets or (b) our merger or consolidation with another entity in a transaction in which shares of our stock outstanding immediately prior to the transaction represent (or are exchanged for) less than a majority of the stock of the surviving entity. The term “cause” has the same meaning as under the executive retention agreements, as described under “—Executive Retention Agreements—Description of Executive Retention Agreements” above.
     For more information about the terms of the change in control agreements, please see the form of change in control agreement attached as Exhibit 99.2 to our current report on Form 8-K filed with the SEC on April 21, 2008.
Change in Control Payments Table
     The following table presents the estimated benefits provided to named executive officers pursuant to various circumstances that trigger payments or provision of benefits under the change-in-control agreements described under “—Description of Change in Control Agreements” above. Payments would not be cumulative.
     In the following table, the value of stock options for which vesting would accelerate is calculated as if the triggering event occurred on December 31, 2008. The value of a stock option acceleration upon a “change in control only” is based upon acceleration of 25% of the unvested shares subject to stock options outstanding as of December 31, 2008. The value of a stock option acceleration upon a “termination following a change in control” is based upon acceleration of all of such unvested shares, 25% of which would vest upon a change of control and the balance of which would vest upon a qualifying termination event, all as described above.

		Stock Option
Name	Triggering Event	Acceleration
Peter R. Shields	Change in control only	$1,668
	Termination following a change in control	6,672

Robert C. Leahy	Change in control only	4,076
	Termination following a change in control	16,306

Timothy R. Segall	Change in control only	579
	Termination following a change in control	2,317
Recent Events
     We expect to enter into a change in control agreement with James Milton as of May 1, 2009, when he begins serving as President and Chief Executive Officer. On May 1, 2009, we will enter into a change in control agreement with Mr. Milton generally providing that:
•	upon a change in control (as defined below) occurring during a period specified below, the percentage of his unvested options specified under “Initial Vesting” below will accelerate and vest, except that the percentage of the unvested options specified under “Subsequent Vesting” below will accelerate and vest if appropriate arrangements are not made for the continuation of those options following the change in control:

Date of Change in Control	Initial Vesting	Subsequent Vesting
From May 1, 2009 through May 31, 2009	0%	0%
From June 1 through June 30, 2009	4-1/6%	16-2/3%
From July 1 through July 31, 2009	8-1/3%	33-1/3%
From August 1, 2009 through August 31, 2009	12-1/2%	50%
From September 1, 2009 through September 30, 2009	16-2/3%	66-2/3%
From October 1, 2009 through October 31, 2009	20-5/6%	83-1/3%
On or after November 1, 2009	25%	100%
and

•	the percentage of his unvested options specified under “Subsequent Vesting” below will accelerate and vest if, within six months after a change in control, (a) his employment is terminated without cause, (b) his position, authority or responsibilities are diminished, or (c) his worksite is relocated more than 50 miles from our current corporate headquarters.
     For purposes of this change in control agreement, the terms “change in control” and “cause” will have the same meanings as under the change in control agreements we entered into with the Executives. Please see “—Description of Change in Control Agreements” above.
     For more information about the proposed terms of the change in control agreement with Mr. Milton, please see the form of executive retention agreement included as Exhibit 10.3 to our current report on Form 8-K filed with the SEC on April 21, 2008.
2008 DIRECTOR COMPENSATION
     The following table provides information regarding director compensation for 2008. No other director received any compensation for serving on the board of directors or board committees in 2008.

	Fees Earned or
Name	Paid in Cash($)	Option Awards($)(1)	Total
Eric R. Giler	$69,785	$13,365	$83,150
James J. Roszkowski	58,000	20,009	78,009
Eileen M. Rudden	28,625	25,237	53,862
Regina O. Sommer	86,333	47,203	133,536

(1)	The amounts shown represent compensation expense recognized for financial statement purposes under SFAS No. 123R with respect to stock options granted to directors. Each stock option was granted with an exercise price equal to the fair market value of the common stock on the grant date. For a discussion of the assumptions relating to our valuations of stock options, see note 2 to the financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC on March 18, 2008. In 2008, (a) each of Mr. Giler, Mr. Roszkowski and Ms. Sommer was granted a stock option to acquire 13,000 shares of common stock, each of which options had a full grant date fair value of $21,778, and (b) Ms. Rudden was granted a stock option to acquire 25,000 shares of common stock, which option had a full grant date fair value of $41,123. As of December 31, 2008:
•	Mr. Giler held options to purchase 49,520 shares at a weighted average exercise price of $1.26 per share, of which 30,433 shares had vested;

•	Mr. Roszkowski held options to purchase 49,520 shares at a weighted average exercise price of $1.52 per share, of which 28,150 shares had vested;

•	Ms. Rudden held options to purchase 25,000 shares at an exercise price of $2.94 per share, of which 22,916 shares had vested; and

•	Ms. Sommer held options to purchase 49,520 shares at a weighted average exercise price of $4.42 per share, of which 21,303 shares had vested.
     For information with respect to our Compensatory Arrangements with Outside Directors, please see “Item 10. Directors, Executive Officers and Corporate Governance—Board of Directors—Director Compensation” above.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
PRINCIPAL STOCKHOLDERS
     The following table sets forth information with respect to the beneficial ownership of common stock as of March 1, 2009 for:
•	each beneficial owner of more than five percent of the outstanding common stock;

•	each of the directors, the director nominee and each of the named executive officers; and

•	all of the directors and executive officers as a group.
     Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include shares of common stock issuable upon the exercise of stock options that are immediately exercisable or exercisable within 60 days after March 1, 2009. Except as otherwise indicated, all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. The information is not necessarily indicative of beneficial ownership for any other purpose. Percentage ownership calculations are based on 15,652,238 shares outstanding as of March 1, 2009. Addresses of individuals are in care of SoundBite Communications, Inc., 22 Crosby Drive, Bedford, Massachusetts 01730.

	Beneficial Ownership Prior to Offering
		Right to Acquire	Shares
	Outstanding Shares	Within 60 days of	Beneficially
Name and Address of Beneficial Owner	Beneficially Owned	March 1, 2009	Owned	Percentage
5% Stockholders:
North Bridge Venture Partners	4,736,509	—	4,736,509	30.3%
950 Winter Street, Suite 4600 Waltham, MA 02451
Mosaic Venture Partners	2,140,334	—	2,140,334	13.7
65 Front Street East, Suite 200 Toronto, Ontario M5E 1B5
Commonwealth Capital Ventures	1,688,916	—	1,688,916	10.8
950 Winter Street, Suite 4100 Waltham, MA 02451
BC Advisors, LLC 300 Crescent Court, Suite 1111 Dallas, Texas 75201	807,482	—	807,482	5.2
Directors and Executive Officers:
James A. Goldstein	4,736,509	—	4,736,509	30.3
Vernon F. Lobo	2,140,334	—	2,140,334	13.7
Justin J. Perreault	1,688,916	—	1,688,916	10.8
Peter R. Shields	55,733	696,905	752,638	4.6
Timothy R. Segall	34,083	262,832	296,915	1.9
Robert C. Leahy	—	124,402	124,402	*
Mark D. Friedman	—	36,979	36,979	*
Jeffery J. Struzenski	—	18,750	18,750	*
Eric R. Giler	—	30,433	30,433	*
James J. Roszkowski	—	28,150	28,150	*
Regina O. Sommer	—	21,303	21,303	*
Eileen M. Rudden	—	22,916	22,916	*
All executive officers and directors as a group (15 persons)	8,655,575	1,258,069	9,913,644	63.1

*	Less than one percent.
     Shares reflected as beneficially owned by North Bridge Venture Partners and by Mr. Goldstein consist of 3,210,820 shares of common stock held North Bridge Venture Partners IV-A, L.P., and 1,525,689 shares held by North Bridge Venture Partners IV-B, L.P. North Bridge Venture Management IV, L.P. as the General Partner of North Bridge Venture Partners IV-A, L.P. and North Bridge Venture Partners IV-B, L.P. has voting and investment control of the 4,736,509 shares held in the aggregate by North Bridge Venture Partners IV-A, L.P. and North Bridge Venture Partners IV-B, L.P. NBVM GP, LLC is the General Partner of North Bridge Venture Management IV, L.P. Mr. Goldstein is a Manager of NBVM GP, LLC and may be deemed to share voting and investment power with respect to such 4,736,509 shares. Mr. Goldstein disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.
     Shares reflected as beneficially owned by Mosaic Venture Partners and by Mr. Lobo consist of 2,140,334 shares of common stock held by Mosaic Venture Partners II Limited Partnership. 1369904 Ontario Inc., as the general partner of Mosaic Venture Partners II Limited Partnership, has voting and investment control of the shares held by Mosaic Venture Partners II Limited Partnership. Mr. Lobo is Managing Director of 1369904 Ontario Inc. and may be deemed to share voting and investment power with respect to such 2,140,334 shares. Mr. Lobo disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.
     Shares reflected as beneficially owned by Commonwealth Capital Ventures and by Mr. Perreault consist of 1,615,111 shares of common stock held by Commonwealth Capital Ventures III, L.P. and 73,805 shares of common stock held by CCV III Associates L.P. Mr. Perreault is a General Partner of Commonwealth Venture Partners III, L.P. Commonwealth Venture Partners III L.P. is the sole General Partner of Commonwealth Capital Ventures III L.P. and CCV III Associates, L.P. Mr. Perreault, Michael Fitzgerald, Jeffrey M. Hurst and R. Stephen McCormack, Jr. are the individual General Partners of Commonwealth Venture Partners III L.P.
     Shares reflected as beneficially owned by BC Advisors, LLC (“BCA”) are beneficially owned by one or more investment companies or other managed accounts. The following information is based upon information provided in a Schedule 13G/A filed by BCA with the SEC on February 17, 2009. As of December 31, 2008, SRB Management, L.P., a Texas limited partnership (“SRB Management”), beneficially owned 807,482 shares of our common stock for the accounts of SRB Greenway Capital, L.P., a Texas limited partnership (“SRBLP”), SRB Greenway Capital (Q.P.), L.P., a Texas limited partnership (“SRBQP”), SRB Greenway Offshore Operating Fund, L.P., a Cayman Islands limited partnership (“SRB Offshore”), SRB Greenway Opportunity Fund, L.P., a Texas limited partnership (“SRBOLP”), and SRB Greenway Opportunity Fund (QP), L.P., a Texas limited partnership (“SRBOQP,” and collectively with SRBQP, SRBLP, SRB Offshore, and SRBOLP, the “Greenway Funds”). SRB Management is the general partner of each of the Greenway Funds. BCA, a Texas limited liability company, is the general partner of SRB Management, and as such may be deemed to beneficially own the shares beneficially owned by SRB Management. Steven R. Becker is the sole member of BCA, and as such may be deemed to beneficially own the shares beneficially owned by SRB Management. Each of the reporting persons expressly disclaimed membership in a “group” under Section 13(d) of the Securities Exchange Act with respect to the shares of common stock reflected in the above table.
EQUITY COMPENSATION PLAN INFORMATION
     The following table sets forth certain information as of December 31, 2008 with respect to compensation plans under which our equity securities are authorized for issuance:

(c)
Number of
securities
	(a)		remaining available
	Number of		for future issuance
	securities to be	(b)	under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price	(excluding
	outstanding	of outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan Category	and rights	and rights	(a))
Equity compensation plans approved by security holders(1)	2,471,044	$2.24	861,208	(2)
Equity compensation plans not approved by security holders	—	—	—

Total	2,471,044	$2.24	861,208

(1)	These are our 2000 Stock Option Plan and 2007 Stock Incentive Plan.

(2)	No shares are available for future award under our 2000 Stock Option Plan. As of December 31, 2008, stock options were outstanding under the 2007 Stock Incentive Plan to purchase up to 760,670 shares of common stock and 861, 208 shares of common stock were available for future grant, subject to increase to the extent any shares of common stock subject to awards outstanding under the 2000 Stock Option Plan expire, terminate, or are otherwise surrendered, canceled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right. In addition, the 2007 Stock Incentive Plan contains an “evergreen” provision, the terms of which are described under “Item 11. Executive Compensation—Compensation Plans—Equity Compensation Plans—2007 Stock Incentive Plan” above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
RELATED-PARTY TRANSACTIONS
     The following discussion relates to certain transactions that involve both our company and one of our executive officers, directors, director nominees or five percent stockholders, each of whom we refer to as a “related party.” For purposes of this discussion, a “related-party transaction” is a transaction, arrangement or relationship:
•	in which we participate;

•	that involves an amount in excess of $120,000; and

•	in which a related party has a direct or indirect material interest.
     From January 1, 2008 through April 24, 2008, there were no related-party transactions, except for the indemnification agreements described under “Item 10. Directors, Executive Officers and Corporate Governance—Board of Directors—Limitation of Liability and Indemnification” above and the compensatory arrangements described under “Item 11. Executive Compensation” above.
     The board of directors has adopted written policies and procedures for the review of any related-party transaction. If a related party proposes to enter into a related-party transaction, the related party must report the proposed related-party transaction to the chief financial officer. The policy calls for the proposed related-party transaction to be reviewed and, if deemed appropriate, approved by the audit committee. Whenever practicable, the reporting, review and approval will occur prior to entry into the related-party transaction. If advance review and approval is not practicable, the audit committee will review, and, in its discretion, may ratify the related-party transaction. The policy also permits the Chair of the audit committee to review and, if deemed appropriate, approve proposed related-party transactions that arise between audit committee meetings, subject to ratification by the audit committee at its next meeting. Any related-party transactions that are ongoing in nature will be reviewed annually.
     A related-party transaction reviewed under the policy will be considered approved or ratified if it is authorized by the audit committee after full disclosure of the related party’s interest in the transaction. As appropriate for the circumstances, the audit committee will review and consider:
•	the related party’s interest in the related-party transaction;

•	the dollar value of the amount involved in the related-party transaction;

•	the dollar value of the amount of the related party’s interest in the transaction;

•	whether the transaction was undertaken in the ordinary course of our business;

•	whether the terms of the transaction are no less favorable to us than terms that could have been reached with an unrelated third party;

•	the purpose of, and the potential benefits to us of, the transaction; and

•	any other information that would be material to investors in light of the circumstances of the transaction.
     The audit committee may approve or ratify the transaction only if the audit committee determines that, under all of the circumstances, the transaction is in or is not inconsistent with our best interests. The audit committee may impose any conditions on the related-party transaction that it deems appropriate.
     In addition, the board has determined that the following transactions do not create a material direct or indirect interest on behalf of related parties and, therefore, are not related-party transactions for purposes of the policy:
•	interests arising solely from the related party’s position as an executive officer of another entity (whether or not the person is also a director of such entity) that is a participant in the transaction, where (a) the related party and all other related parties own in the aggregate less than a 10% equity interest in such entity, (b) the related party and his or her immediate family members are not involved in the negotiation of the terms of the transaction and do not receive any special benefits as a result of the transaction, and (c) the amount involved in the transaction is less than the greater of $200,000 and 5% of the annual gross revenues of the company receiving payment in the transaction; and
•	a transaction that is specifically contemplated by provisions of our charter or bylaws.
     The policy provides that transactions involving compensation of executive officers shall be reviewed and approved by the compensation committee.
BOARD DETERMINATION OF INDEPENDENCE
     Under Rule 4350 of The NASDAQ Marketplace Rules, a majority of a listed company’s board of directors must be comprised of independent directors within one year of listing. In addition, NASDAQ Marketplace Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and corporate governance committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Securities Exchange Act. Under Rule 4200(a)(15) of The NASDAQ Marketplace Rules, a director will only qualify as an “independent director” if, in the opinion of that company’s board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered to be independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board, or any other board committee: (a) accept directly or indirectly any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or (b) be an affiliated person of the listed company or any of its subsidiaries.
     In connection with the annual meeting of stockholders to be held in 2009, the board of directors undertook a review of the composition of the board and board committees and the independence of each director. Based upon information requested from and provided by each director concerning their background, employment and affiliations, including family relationships, the board has determined that none of Eric Giler, Vernon Lobo, Justin Perreault, James Roszkowski, Eileen Rudden and Regina Sommer, representing six of our eight directors, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under Rule 4200(a)(15) of The NASDAQ Marketplace Rules. The board also determined that Mr. Lobo, Mr. Perreault and Ms. Sommer, who comprise the audit committee, Mr. Giler, Ms. Rudden and Ms. Sommer, who comprise the compensation committee, and Messrs. Perreault, Roszkowski and Lobo, who comprise the nominating and corporate governance committee, satisfy the applicable independence standards for such committees established by the SEC and The NASDAQ Marketplace Rules. In making such determination, the board considered the relationships that each such non-employee director has with our company and all other facts and circumstances the board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. The board has determined that Jamie Goldstein, a member of the compensation committee, does not satisfy the independence requirements established by the SEC and The NASDAQ Marketplace Rules because he serves as a General Partner of North Bridge Venture Partners and indirectly exercises voting and investment control over 4,736,509 shares of common stock, or approximately 30.3% of the shares outstanding as of March 1, 2008.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit and Related Fees
     The following table summarizes the fees billed to us by Deloitte & Touche LLP for each of the last two years for audit, audit-related, tax and other services:

Fee Category	2008	2007
Audit fees(1)	$608,205	$1,275,400
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total fees	$608,205	$1,275,400

(1)	These fees relate to professional services rendered for (a) audits of our financial statements, (b) reviews of our quarterly financial statements, (c) services rendered in 2007 in connection with the registration statement on Form S-1 filed with the SEC in connection with our initial public offering, and (d) services related to other regulatory filings.

Audit Committee Pre-Approval Policy and Procedures
     The audit committee has adopted policies and practices relating to the approval of all audit and non-audit services that are to be performed by our registered public accounting firm. This policy generally provides that we will not engage our registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the audit committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.
     From time to time, the audit committee may pre-approve specified types of services that are expected to be provided to us by our registered public accounting firm during the next 12 months. Any pre-approval is detailed as to the particular service or type of services to be provided and is subject to a maximum dollar amount.
PART IV
Item 15. Exhibits and Financial Statement Schedules

Exhibit		Filed		Filing Date	Exhibit
Number	Description of Exhibit	Herewith	Form	with SEC	Number
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUNDBITE COMMUNICATIONS, INC.
Date: April 30, 2009	By:	/s/ Peter R. Shields
Peter R. Shields
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to annual report on Form 10-K has been signed below by the following persons as of April 30, 2009 on behalf of the registrant in the capacities indicated.

Signature	Title

/s/ Peter R. Shields	Chief Executive Officer, President and Director

Peter R. Shields	(Principal Executive Officer)

/s/ Robert C. Leahy	Chief Operating Officer and Chief Financial Officer

Robert C. Leahy	(Principal Financial and Accounting Officer)

/s/ Eric R. Giler	Director

Eric R. Giler

Director

James A. Goldstein

/s/ Vernon F. Lobo	Director

Vernon F. Lobo

/s/ Justin J. Perreault	Director

Justin J. Perreault

/s/ James J. Roszkowski	Director

James J. Roszkowski

Director

Eileen Rudden

/s/ Regina O. Sommer	Director

Regina O. Sommer