Form 10-Q
period 2009-03-31
SOUNDBITE COMMUNICATIONS INC
filed 2009-05-15
CIK 1163698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     As of May 1, 2009, there were 15,697,289 shares of the registrant’s common stock, $.001 par value per share, outstanding.

SOUNDBITE COMMUNICATIONS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SOUNDBITE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,622	$37,425
Accounts receivable, net of allowance for doubtful accounts of $218 at March 31, 2009 and December 31, 2008	6,040	6,641
Prepaid expenses and other current assets	1,150	1,221

Total current assets	44,812	45,287

Property and equipment, net	3,797	4,276
Intangible assets, net	168	205
Other assets	36	62

Total assets	$48,813	$49,830

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$749	$464
Accrued expenses	2,564	3,158

Total current liabilities	3,313	3,622

Other liabilities	509	454

Total liabilities	3,822	4,076

Stockholders’ equity:
Common stock, $0.001 par value — 75,000,000 shares authorized; 15,892,674 shares issued and 15,697,289 shares outstanding at March 31, 2009; 15,701,644 shares issued and 15,506,259 shares outstanding at December 31, 2008	17	16
Additional paid-in capital	66,994	66,703
Treasury stock, at cost —195,385 shares at March 31, 2009 and December 31, 2008	(132)	(132)
Accumulated other comprehensive loss	(78)	(72)
Accumulated deficit	(21,810)	(20,761)

Total stockholders’ equity	44,991	45,754

Total liabilities and stockholders’ equity	$48,813	$49,830

See notes to the unaudited condensed consolidated financial statements.

SOUNDBITE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2009	2008
Revenues	$9,433	$10,635
Cost of revenues	3,754	4,077

Gross profit	5,679	6,558

Operating expenses:
Research and development	1,423	1,288
Sales and marketing	3,541	4,218
General and administrative	1,746	2,905
Impairment of goodwill	52	—

Total operating expenses	6,762	8,411

Operating loss	(1,083)	(1,853)

Other income:
Interest income	34	334

Total other income	34	334

Net loss	$(1,049)	$(1,519)

Net loss per common share:
Basic and diluted	$(0.07)	$(0.10)

Weighted average common shares outstanding — basic and diluted	15,590,031	15,228,090
See notes to the unaudited condensed consolidated financial statements.

SOUNDBITE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,049)	$(1,519)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	689	861
Amortization of intangible assets	37	15
Loss on disposal of equipment	20	—
Impairment of goodwill	52	—
Stock-based compensation	209	136
Change in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	601	754
Prepaid expenses and other current assets	71	95
Other assets	26	39
Accounts payable	231	528
Accrued expenses	(540)	579

Net cash provided by operating activities	347	1,488

Cash flows from investing activities:
Acquisition of business	—	(559)
Cash paid related to acquisition of business	(52)	—
Purchases of property and equipment	(181)	(682)

Net cash used in investing activities	(233)	(1,241)

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	83	9

Net cash provided by financing activities	83	9

Effect of exchange rate changes on cash and cash equivalents	—	(12)

Net increase in cash and cash equivalents	197	244
Cash and cash equivalents, beginning of period	37,425	35,674

Cash and cash equivalents, end of period	$37,622	$35,918

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment, included in accounts payable	$54	$31

Accrued contingent consideration	$52	$52

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
2. BASIS OF PRESENTATION
The accompanying unaudited balance sheet as of March 31, 2009, statements of operations and cash flows for the three months ended March 31, 2009 and 2008 and related interim information contained in the notes to the financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements include all adjustments, consisting of normal and recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2009 and its results of operations for the three months ended March 31, 2009 and 2008 and its cash flows for the three months ended March 31, 2009 and 2008. The results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009. These Condensed Consolidated Financial Statements should be read in conjunction with the audited annual financial statements and notes thereto as of and for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the SEC.
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenues
The Company derives substantially all of its revenues by providing AVM services. It provides these services, as well as text and email services, under a usage-based pricing model, with prices calculated on a per-message or per-minute basis in accordance with the terms of its pricing agreements with clients. The Company invoices clients on a monthly basis. Its pricing agreements with clients do not require minimum levels of usage or payments. Revenues attributable to text and email messaging services are not material.
The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the client; (3) the amount of fees to be paid by the client is fixed or determinable; and (4) the collection of fees from the client is reasonably assured.
The Company provides ancillary services to assist clients in selecting service features and adopting best practices that help clients make the best use of the Company’s on-demand services. The organization provides varying levels of support through these ancillary services, from managing an entire campaign to supporting self-service clients. In some cases, ancillary services may be billed to clients based upon a fixed fee or, more typically, a fixed hourly rate. These billed services generally are of short duration, typically less than one month. The billed services do not involve future obligations and do not provide material value beyond supporting use of the Company’s on-demand services. The Company recognizes revenue from these billed services when the ancillary services are completed if the four criteria set forth above are satisfied. Revenues attributable to ancillary services are not material and accordingly were not presented as a separate line item in the consolidated statements of operations.

Basic and Diluted Loss per Common Share
Net loss per common share attributable to common stockholders has been computed using the weighted average number of shares of common stock outstanding during each period. Basic and diluted shares outstanding were the same for the periods presented as the impact of all potentially dilutive securities outstanding was anti-dilutive. The following table presents the potentially dilutive securities outstanding that were excluded from the computation of diluted net loss per common share because their inclusion would have had an anti-dilutive effect:

	March 31,
	2009	2008
Stock options	2,261,564	2,616,078
Restricted stock	1,100	3,740
Warrants	33,686	151,645

Total	2,296,350	2,771,463

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 were effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2 (FSP 157-2) which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. Nonfinancial items for the purpose of FSP 157-2 include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, the Company adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. Effective January 1, 2009, the Company adopted SFAS No. 157 for nonfinancial assets and liabilities, which also did not have an impact on the consolidated financial position, results of operations or cash flows of the Company upon adoption.
4. ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Accrued telephony	$696	$656
Accrued payroll related items	645	1,196
Accrued professional fees	402	377
Accrued other	821	929

Total accrued expenses	$2,564	$3,158

5. STOCK-BASED COMPENSATION
Compensation expense associated with share-based awards amounted to $209,000 and $136,000 during the three months ended March 31, 2009 and 2008, respectively. For the three months ended March 31, 2009, the total compensation cost related to stock-based awards granted to employees and directors but not yet recognized was $1.2 million, net of estimated forfeitures. These costs will be amortized on a straight-line basis over a weighted average period of 2.6 years.
The following table presents stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Cost of revenues	$5	$3
Research and development	22	10
Sales and marketing	92	68
General and administrative	90	55

Total stock-based compensation	$209	$136

6. ACQUISITION AND INTANGIBLES
On February 26, 2008, the Company acquired substantially all of the assets of Mobile Collect, Inc. Mobile Collect was a privately held company that provided text messaging and mobile communications solutions. The Company acquired these assets with the goal of supplementing the Company’s service capabilities to include Free-To-End-User text messaging. The acquisition included cash payments of $500,000 upon closing and contingent cash payments of up to $2 million payable through 2013 upon Mobile Collect achieving certain established financial targets. During the three months ended March 31, 2009, the Company recorded $52,000 of contingent consideration. At March 31, 2009, approximately $1.7 million of contingent payments may be made, which will be recognized as additions to goodwill and subject to future impairment considerations. Because the Company operates as a single operating segment and single reporting unit and because the Company’s book value was in excess of its market capitalization, the Company concluded that the implied fair value of its goodwill was zero at March 31, 2009. Therefore, the $52,000 was recognized as an impairment of goodwill as of March 31, 2009.
7. FAIR VALUE
SFAS 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are obtained from independent sources and can be validated by a third party, whereas unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 establishes three levels of inputs that may be used to measure fair value as follows:
Level 1—Quoted prices in active markets for identical assets or liabilities

Level 2—Other inputs that are directly or indirectly observable in the marketplace

Level 3—Unobservable inputs that are supported by little or no market activity
     In accordance with SFAS 157, we measure our cash equivalents at fair value, which are classified within Level 1 of the fair value hierarchy. Assets measured at fair value on a recurring basis consisted of the following types of instruments and were reported as cash equivalents as of March 31, 2009:

Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance

Assets
Cash equivalents:
Money market fund deposits	$37,622	$—	$—	$37,622

Total assets measured at fair value	$37,622	$—	$—	$37,622

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
Key Components of Results of Operations
Revenues
We currently derive substantially all of our revenues by providing AVM services. We provide AVM services, as well as text and email messaging services, under a usage-based pricing model, with prices calculated on a per-message or per-minute basis in accordance with the terms of our pricing agreements with clients. We invoice clients on a monthly basis.
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
Cost of Revenues
Cost of revenues consists primarily of telephony charges, as well as depreciation expenses for our telephony infrastructure and expenses related to hosting and providing support for our platform. Cost of revenues also includes compensation expense for our operations personnel. Our annual gross margin ranged from 61.4% to 67.3% during the last three fiscal years. We currently are targeting a quarterly gross margin of 60% to 64% for the foreseeable future. Our gross margin for a quarter may vary significantly from our target for a number of reasons, including the mix of types of messaging campaigns executed during the quarter and the extent to which we build our infrastructure through, for example, significant acquisitions of hardware or material increases in leased data center facilities.
Operating Expenses
Research and Development. Research and development expenses consist primarily of compensation expenses and other personnel related costs. We have historically focused our research and development efforts on improving and enhancing our platform, as well as developing new features and functionality.
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
General and Administrative. General and administrative expenses consist of compensation expenses for executive, finance, accounting, administrative and management information systems personnel, accounting and legal professional fees and other corporate expenses. In late October 2008, we terminated two positions in order to lower our costs of operations. We expect, however, to continue to incur additional costs associated with being a public company, including the costs of implementing and maintaining new financial systems to enable us to meet our financial reporting and regulatory compliance requirements.
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
The term “free cash flow” is not defined under U.S. generally accepted accounting principles, or GAAP, and is not a measure of operating income, operating performance or liquidity presented in accordance with GAAP. All or a portion of free cash flow may be unavailable for discretionary expenditures. Free cash flow has limitations as an analytical tool and when assessing our operating performance, you should not consider free cash flow in isolation from or as a substitute for data, such as net income (loss), derived from financial statements prepared in accordance with GAAP.

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Cash flows from operating activities	$347	$1,488
Purchases of property and equipment	(181)	(682)

Free cash flow (non-GAAP)	$166	$806

Our operating activities generated net cash in the amount of $347,000 in the three months ended March 31, 2009 reflecting (a) a net loss of $1.0 million and a decrease in accrued expenses and accounts payable of $309,000 due to the timing of the payments, which were more than offset by (b) non-cash charges of $1.0 million consisting primarily of depreciation expense of $689,000 and a decrease in accounts receivable, prepaid expenses and other assets of $698,000 primarily from the timing of receipts from our clients.
Free cash flow in each of the three-month periods presented reflects, in addition to the factors driving cash flow from operating activities, our purchases of property and equipment, which consists primarily of computer equipment and software.

Results of Operations
The following table sets forth selected statements of operations data for the three months ended March 31, 2009 and 2008 indicated as percentages of revenues.

	Three Months Ended March 31,
	2009	2008
Statement of Operations Data:
Revenues	100.0%	100.0%
Cost of revenues	39.8	38.3

Gross margin	60.2	61.7
Operating expenses:
Research and development	15.1	12.1
Sales and marketing	37.5	39.7
General and administrative	18.5	27.3
Impairment of goodwill	0.6	—

Total operating expenses	71.7	79.1

Operating loss	(11.5)	(17.4)
Total other income	0.4	3.1

Net loss	(11.1)%	(14.3)%

Comparison of Three Months Ended March 31, 2009 and 2008
Revenues

	Three Months Ended March 31,				Quarter-to-
	2009		2008		Quarter Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)
Revenues	$9,433	100.0%	$10,635	100.0%	$(1,202)	(11.3)%
The $1.2 million decline in revenues for the three months ended March 31, 2009 as compared to the same period in 2008 reflected a decrease of $1.9 million in revenues from customers from whom we derived revenue in both periods, partially offset by an increase of $728,000 in revenues from new customers. The decreased revenue was mainly due to lower calling volume primarily in the collections industry.
Cost of Revenues and Gross Profit

	Three Months Ended March 31,				Quarter-to-
	2009		2008		Quarter Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)
Cost of revenues	$3,754	39.8%	$4,077	38.3%	$(323)	(7.9)%
Gross profit	5,679	60.2	6,558	61.7	(879)	(13.4)
The $323,000 decrease in cost of revenues for the three months ended March 31, 2009 as compared to the same period in 2008 reflected a $545,000 decrease in telephony expense related to lower customer usage and a $162,000 decrease in depreciation expense due to a lower depreciable base of our property and equipment infrastructure. These decreases were partially offset by an increase in text messaging and other channel delivery costs of $275,000 and an increase in payroll expense of $106,000 due to a larger number of projects worked on during the current quarter. The decrease in gross margin for the three months ended March 31, 2009 as compared to the same period in 2008 reflected a relative decrease in telephony charges for customer AVM calling campaigns.

Operating Expenses

	Three Months Ended March 31,				Quarter-to-
	2009		2008		Quarter Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)
Research and development	$1,423	15.1%	$1,288	12.1%	$135	10.5%
Sales and marketing	3,541	37.5	4,218	39.7	(677)	(16.1)
General and administrative	1,746	18.5	2,905	27.3	(1,159)	(39.9)
Impairment of goodwill	52	0.6	—	—	52	100.0

Total operating expenses	$6,762	71.7%	$8,411	79.1%	$(1,649)	(19.6)%

Research and Development. The $135,000 increase in research and development expenses for the three months ended March 31, 2009 as compared to the same period in 2008 was primarily attributable to a $79,000 increase in personnel related costs and the addition of personnel, as well as a $39,000 increase in outside professional service fees.
Sales and Marketing. The $677,000 decrease in sales and marketing expenses for the three months ended March 31, 2009 as compared to the same period in 2008 resulted primarily from a $393,000 decrease in employee compensation costs and a $290,000 decrease in travel and entertainment costs as a result of fewer sales and marketing personnel primarily due to the October 2008 workforce reduction.
General and Administrative. The $1.2 million decrease in general and administrative expenses for the three months ended March 31, 2009 as compared to the same period in 2008 consisted principally of an $877,000 decrease in legal fees incurred in conjunction with our lawsuit against URS during the first quarter of 2008. In addition, there was a decrease in travel and entertainment costs of $95,000 due to increased travel in 2008 as a result of our initial public offering in 2007, a decrease in employee compensation costs of $69,000 primarily as a result of the October 2008 workforce reduction, and a decrease in professional service costs of $54,000 mainly due to lower audit fees.
Operating Loss and Other Income

	Three Months Ended March 31,				Quarter-to-
	2009		2008		Quarter Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)
Loss from operations	$(1,083)	(11.5)%	$(1,853)	(17.4)%	$770	41.6%
Other income:
Interest income	34	0.4	334	3.1	(300)	(89.8)%

Net loss	$(1,049)	(11.1)%	$(1,519)	(14.3)%	$470	30.9%

The $300,000 decrease in other income for the three months ended March 31, 2009 as compared to the same period in 2008 resulted from a decline in the interest rates on the funds in which we invested our cash balance.
Liquidity and Capital Resources
Resources
Since our inception, we have funded our operations with proceeds from issuances of preferred stock, borrowings under credit facilities and, more recently, cash flow from operations and the proceeds from our initial public offering in November 2007.
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
Credit Facility Borrowings
In July 2007 we entered into a credit facility with Silicon Valley Bank that provided a working capital line of credit for up to the lesser of (a) $1.5 million or (b) 80% of eligible accounts receivable, subject to specified adjustments. Up to $1.0 million of the working capital line could be utilized for the issuance of letters of credit. This credit facility expired by its terms on July 17, 2008. We expect to enter into a replacement bank credit facility in the second quarter of 2009. Silicon Valley Bank has continued to honor letters of credit under the July 2007 credit facility, and as of March 31, 2009, we had utilized $426,000 in connection with our facility leases. At March 31, 2009, we were in compliance with all covenants set forth in the July 2007 credit facility.
Operating Cash Flow
For a discussion of our cash flow from operating activities, see “— Additional Key Measures of Financial Performance.”
Working Capital
     The following table sets forth selected working capital information:

	March 31,	December 31,
	2009	2008
	(In thousands)
Cash and cash equivalents	$37,622	$37,425
Accounts receivable, net of allowance for doubtful accounts	6,040	6,641
Working capital	41,499	41,665
     Our cash and cash equivalents at March 31, 2009 were unrestricted and held for working capital purposes. These funds were invested primarily in government-based money market funds. We do not enter into investments for trading or speculative purposes.
     Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. Fluctuations vary depending on cash collections, client mix and the volume of monthly usage of our service.
Requirements
Capital Expenditures
In recent years, we have made capital expenditures primarily to acquire computer hardware and software and, to a lesser extent, furniture and leasehold improvements to support the growth of our business. Our capital expenditures totaled $181,000 for the three months ended March 31, 2009. We intend to continue to invest in our infrastructure in an effort to ensure our continued ability to enhance our platform, introduce new features and complementary services, and maintain the reliability of our network. We also intend to make investments in computer equipment and systems as we add additional personnel and continue to grow our business. We expect our capital expenditures for these purposes will total approximately $1.0 million for the last nine months of 2009.
Contractual Obligations and Requirements
On February 26, 2008, we acquired substantially all of the assets of Mobile Collect, Inc. Mobile Collect was a privately held company that provided text messaging and mobile communications solutions. The acquisition included cash payments of $500,000 upon closing and requires contingent cash payments of up to $2 million payable through 2013 in the event that certain established financial targets are satisfied through the operation of the acquired assets. As of March 31, 2009, $52,000 contingent cash payments were payable to the stockholders of Mobile Collect. Contingent cash payments of up to $1.7 million remain and these future payments, if any, are due quarterly.
Except for the contingent cash payments that may be required in connection with the acquisition of the assets of Mobile Collect, our contractual obligations have remained substantially unchanged from those reported in our Annual Report on Form 10-K for the year ended December 31, 2008.
Off-Balance-Sheet Arrangements
As of March 31, 2009, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the SEC.
Critical Accounting Policies
We prepare our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions. We reaffirm the critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2008.
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 were effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2, or (FSP 157-2, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. Nonfinancial items for the purpose of FSP 157-2 include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, we adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. Effective January 1, 2009, we adopted SFAS No. 157 for nonfinancial assets and liabilities, which did not have an impact on our consolidated financial position, results of operations or cash flows upon adoption.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.
At March 31, 2009, we had unrestricted cash and cash equivalents totaling $37.6 million. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents were held for working capital purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.
Item 4. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     In recent years, we have focused our AVM sales and marketing activities on the collection process, and have targeted collection agencies and debt buyers in the collection agencies industry as well as large in-house collection departments of businesses in other industries. Revenues from these collection businesses represented 80% of our revenues for the first three months of 2009, 80% of our revenues in 2008, 83% of our revenues in 2007 and 80% of our revenues in 2006. We expect that revenues from the collection businesses will continue to account for a substantial part of our revenues for the foreseeable future.
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
     Moreover, two clients accounted for a total of 30% of our revenues for the first three months of 2009, 31% of our revenues in 2008 and 29% of our revenues in 2007. These clients are in the collection agencies industry and a large in-house collection department of a telecommunications business. In addition to the risks associated with collections businesses in general, our business, financial condition and operating results would be negatively affected if these clients were to significantly decrease the extent to which they use our AVM service.

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
     As of March 31, 2009, our clients’ campaigns were handled through a mix of telecommunication carriers and data carriers. We rely on these carriers to handle millions of customer contacts each day. We have contracts with these carriers that can be terminated by either party at the end of the contract term upon written notice delivered by either party a specified number of days before the end of the term. In addition, we can terminate the contracts at any time upon written notice delivered a specified number of days in advance, subject to the payment of specified termination charges. If a contract is terminated, we might be unable to obtain pricing on similar terms from another carrier, which would affect our gross margins and other operating results.
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
     We have limited experience in marketing and operating our e-mail and text messaging based products. These services accounted for less than 7% of our revenues for the three months ended March 31, 2009. Due to our limited experience with these solutions, we may be unable to compete with existing e-mail and text messaging communication providers.
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
     Historically, we have focused our sales and marketing efforts principally on organizations located in the United States. Organizations in the United States accounted for substantially all of our revenues for the first three months of 2009 and each of 2008, 2007 and 2006. We have begun to commence operations outside the United States by, for example, establishing relationships with telephone carriers that enable the SoundBite Intelligent Communications Platform to deliver calls internationally. Those operations would be subject to a number of risks and potential costs, including:
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
     We were founded and began offering our on-demand AVM service in 2000. Investors must consider our business and prospects in light of the risks, expenses and difficulties we encounter as a relatively new company in a rapidly changing market, including:
•	a single service offering accounted for more than 91% of our revenues for the three months ended March 31, 2009, and we face risks in developing complementary services or new service offerings, including e-mail and text messaging;

•	we could encounter difficulties in managing the growth, if any, of our business; and

•	we could be unable to forecast accurately the behavior of existing and potential clients or the demand for customer contact products.
     We could fail to address one or more of these risks successfully. In addition, due to our relatively limited history, any historical operating, financial or business information relating to our operations might not be indicative of future results. We incurred a net loss for the three months ended March 31, 2009 and in each of 2008 and 2006, and we cannot assure you that we will be able to generate net income in any future fiscal year or quarter or that we will be able to forecast accurately our operating results for any future fiscal year or quarter.
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
     As of December 31, 2008, we had net operating loss carryforwards of $16.8 million for U.S. federal tax purposes and an additional $1.8 million for state tax purposes. These carryforwards expire between 2009 and 2028. To the extent available, we intend to use these net operating loss carryforwards to reduce the corporate income tax liability associated with our operations. Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. We experienced an ownership change for these purposes in 2007, which resulted in an annual limitation amount of $3.7 million on the use of net operating loss carryforwards generated from November 29, 2001 through November 8, 2007. To the extent our use of net operating loss carryforwards is limited; our income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.
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
     Revenues from clients in the collections industry and large in-house, or first-party, collection departments represented 80% of our revenues in the first three months of 2009, 80% of our revenues in 2008, 83% of our revenues in 2007 and 80% of our revenues in 2006. These clients’ use of our service is affected by an array of complex federal and state laws and regulations. The U.S. Fair Debt Collection Practices Act, or FDCPA, limits debt collection communications by clients in the collection agencies industry, including third parties retained by creditors. For example, the FDCPA prohibits abusive, deceptive and other improper debt collection practices, restricts the timing and content of communications regarding a debt or a debtor’s location, and allows consumers to opt out of receiving debt collection communications. In general, the FDCPA also prohibits the use of debt collection calls to cause debtors to incur more debt. Many states impose additional requirements on debt collection communications, including limits on the frequency of debt collection calls, and some of those requirements may be more stringent than the comparable federal requirements. Moreover, regulations governing debt collection calls are subject to changing interpretations that may be inconsistent among different jurisdictions. Our business, financial position and operating results could be substantially harmed by the adoption or interpretation of U.S. federal or state laws or regulations that make our service either unavailable or less attractive for debt collection communications by existing and potential clients.
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
     As of March 1, 2009, our executive officers and directors and their affiliated entities, in the aggregate, beneficially owned 63.1 % of our outstanding common stock. In particular, affiliates of North Bridge Ventures Partners, including James A. Goldstein, one of our directors, in the aggregate, beneficially owned 30.3 % of our outstanding common stock. Our executive officers, directors and their affiliated entities, if acting together, are able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. These stockholders may have interests that differ from those of other investors, and they might vote in a way with which other investors disagree. The concentration of ownership of our common stock could have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and could negatively affect the market price of our common stock.
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
Item 6. Exhibits

Exhibit
Number	Description of Exhibit	Filed Herewith

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SoundBite Communications, Inc.
(Registrant)

Date: May 15, 2009	By:	/s/ James A. Milton
James A. Milton
President and Chief Executive Officer

Date: May 15, 2009	By:	/s/ Robert C. Leahy
Robert C. Leahy
Chief Operating Officer and Chief Financial Officer