Form 10-Q
period 2009-06-30
SOUNDBITE COMMUNICATIONS INC
filed 2009-08-07
CIK 1163698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 1, 2009, there were 16,304,004 shares of the registrant’s common stock, $.001 par value per share, outstanding.

SOUNDBITE COMMUNICATIONS, INC.
FORM 10-Q
INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008	3

Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2009 and 2008	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1A. Risk Factors	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 4. Submission of Matters to a Vote of Security Holders	28

Item 6. Exhibits	28
EX-31.1 Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
EX-31.2 Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
EX-32.1 Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SOUNDBITE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,018	$37,425
Accounts receivable, net of allowance for doubtful accounts of $228 at June 30, 2009 and $218 at December 31, 2008	6,096	6,641
Prepaid expenses and other current assets	1,158	1,221

Total current assets	44,272	45,287

Property and equipment, net	3,383	4,276
Intangible assets, net	138	205
Other assets	33	62

Total assets	$47,826	$49,830

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$901	$464
Accrued expenses	2,524	3,158

Total current liabilities	3,425	3,622

Other liabilities	457	454

Total liabilities	3,882	4,076

Stockholders’ equity:
Common stock, $0.001 par value — 75,000,000 shares authorized; 16,499,389 shares issued and 16,304,004 shares outstanding at June 30, 2009; 15,701,644 shares issued and 15,506,259 shares outstanding at December 31, 2008	17	16
Additional paid-in capital	67,519	66,703
Treasury stock, at cost —195,385 shares at June 30, 2009 and December 31, 2008	(132)	(132)
Accumulated other comprehensive loss	(61)	(72)
Accumulated deficit	(23,399)	(20,761)

Total stockholders’ equity	43,944	45,754

Total liabilities and stockholders’ equity	$47,826	$49,830

See notes to the unaudited condensed consolidated financial statements.

SOUNDBITE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues	$9,684	$11,308	$19,117	$21,943
Cost of revenues	3,784	4,322	7,538	8,400

Gross profit	5,900	6,986	11,579	13,543

Operating expenses:
Research and development	1,343	1,264	2,766	2,551
Sales and marketing	3,630	4,622	7,171	8,841
General and administrative	2,468	3,016	4,214	5,919
Impairment of goodwill	69	—	121	—

Total operating expenses	7,510	8,902	14,272	17,311

Operating loss	(1,610)	(1,916)	(2,693)	(3,768)

Other income:
Interest income	21	232	55	565
Gain on litigation settlement	—	4,600	—	4,600

Total other income	21	4,832	55	5,165

Net (loss) income	$(1,589)	$2,916	$(2,638)	$1,397

Net (loss) income per common share:
Basic	$(0.10)	$0.19	$(0.17)	$0.09
Diluted	$(0.10)	$0.18	$(0.17)	$0.09

Weighted average common shares outstanding:
Basic	15,808,346	15,316,346	15,699,792	15,272,462
Diluted	15,808,346	16,063,927	15,699,792	16,350,203

See notes to the unaudited condensed consolidated financial statements.

SOUNDBITE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(2,638)	$1,397
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of property and equipment	1,308	1,741
Amortization of intangible assets	67	58
Provision (recovery) for doubtful accounts	10	(36)
Stock-based compensation	493	356
Impairment of goodwill	121	—
Loss (gain) on disposal of equipment	21	(15)
Change in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	536	74
Prepaid expenses and other current assets	63	(8)
Other assets	29	74
Accounts payable	354	448
Accrued expenses and other liabilities	(629)	624

Net cash (used in) provided by operating activities	(265)	4,713

Cash flows from investing activities:
Proceeds received from sale of equipment	—	21
Cash paid related to acquisition of business	(121)	(584)
Purchases of property and equipment	(345)	(961)

Net cash used in investing activities	(466)	(1,524)

Cash flows from financing activities:
Proceeds from exercise of stock options	324	77

Net cash provided by financing activities	324	77

Effect of exchange rate changes on cash and cash equivalents	—	(9)

Net (decrease) increase in cash and cash equivalents	(407)	3,257
Cash and cash equivalents, beginning of period	37,425	35,674

Cash and cash equivalents, end of period	$37,018	$38,931

Supplemental disclosure of cash flow information:
Supplemental disclosure of non-cash investing activities:
Property and equipment, included in accounts payable	$83	$172

See notes to the unaudited condensed consolidated financial statements.

SOUNDBITE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. NATURE OF BUSINESS
SoundBite Communications, Inc. (the Company) develops and markets on-demand, integrated multi-channel communications solutions consisting of automated voice messaging (AVM) services, as well as text and email messaging services. These services are delivered over existing telephony networks and are primarily used to establish, execute, manage and measure the effectiveness of customer communications campaigns for collections, customer care, and sales and marketing processes. The Company was incorporated in Delaware in 2000 and its principal executive offices are located in Bedford, Massachusetts. The Company conducts its business primarily in the United States.
2. BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements include all adjustments, consisting of normal and recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2009 and its results of operations for the three and six months ended June 30, 2009 and 2008 and its cash flows for the six months ended June 30, 2009 and 2008. The results for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through August 7, 2009, the date of issuance of these financial statements. No subsequent events requiring adjustment or disclosure were identified. These condensed consolidated financial statements should be read in conjunction with the audited annual financial statements and notes thereto as of and for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the SEC.
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenues
The Company derives a substantial majority of its revenues by providing AVM services. It provides these services, as well as text and email messaging services, under a usage-based pricing model, with prices calculated on a per-message or per-minute basis in accordance with the terms of its pricing agreements with clients. The Company invoices clients on a monthly basis. Typically, its pricing agreements with clients do not require minimum levels of usage or payments.
The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the services have been provided to the client; (3) the amount of fees to be paid by the client is fixed or determinable; and (4) the collection of fees from the client is reasonably assured.
The Company provides ancillary services to assist clients in selecting service features and adopting best practices that help clients make the best use of the Company’s on-demand services. The organization provides varying levels of support through these ancillary services, from managing an entire campaign to supporting self-service clients. In some cases, ancillary services may be billed to clients based upon a fixed fee or, more typically, a fixed hourly rate. These billed services generally are of short duration, typically less than one month. Typically, the billed services do not involve future obligations and do not provide material value beyond supporting use of the Company’s on-demand services. The Company recognizes revenue from these billed services when the ancillary services are completed if the four criteria set forth above are satisfied. Revenues attributable to ancillary services are not material and accordingly were not presented as a separate line item in the consolidated statements of operations.
Basic and Diluted (Loss) Income per Common Share
Net loss (income) per common share attributable to common stockholders has been computed using the weighted average number of shares of common stock outstanding during each period. Basic and diluted shares outstanding were the same for the period ended June 30, 2009 as the impact of all potentially dilutive securities outstanding was anti-dilutive. Diluted shares outstanding for the period ended June 30, 2008 include the impact of the Company’s outstanding potential common shares, such as options and warrants. The following table presents the potentially dilutive securities outstanding that were excluded from the computation of diluted net (loss) income per common share because their inclusion would have had an anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Stock options	2,882,259	744,701	2,573,626	496,140
Restricted stock	440	—	768	—
Warrants	33,686	14,487	33,686	7,284

Total	2,916,385	759,188	2,608,080	503,424

Recent Accounting Pronouncements
In May 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 165, Subsequent Events (SFAS No. 165). SFAS No. 165 defines the subsequent events or transactions period, circumstances under which such events or transactions should be recognized, and disclosures regarding subsequent events or transactions. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009. The Company has adopted the provisions of SFAS No. 165 as of June 30, 2009. Although the adoption of SFAS No. 165 did not impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures, which are included in Note 2.
In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about fair value of financial instruments in interim reporting periods as well as in annual financial statements. The effective date for this FASB Staff Position is June 15, 2009 and accordingly the Company has adopted the provisions of this FASB Staff Position as of June 30, 2009. Although the adoption of this FASB Staff Position did not impact its financial condition, results of operations or cash flow, the Company is now required to provide additional interim disclosures, which are included in Note 8.
4. GAIN ON LITIGATION SETTLEMENT
On June 25, 2008, the Company entered into a settlement agreement (the Settlement Agreement) relating to two lawsuits with Universal Recovery Systems (URS). As part of the agreement, URS made a payment to the Company of $4.6 million. The first lawsuit, which the Company brought in Massachusetts against URS and its chief executive officer, Blake Rice, involved patent infringement allegations by URS regarding the Company’s services. The Company alleged that those allegations, which were made just before the Company’s initial public offering was going to market in October, 2007, constituted tortious interference with the Company’s advantageous business relations and prospective economic advantage, and unfair or deceptive acts or practices in business. The second lawsuit, which URS brought against the Company in Minnesota, involved URS allegations that the Company infringed its U.S. Patent No. 6,621,900, entitled “Automated Right-Party Contact Telephone System”, and had fraudulently induced URS to file a Statement of Non-Liability. The Company was also granted a worldwide, perpetual, non-exclusive license to the URS patents involved in the two lawsuits. URS’s patents relate to determining whether a right party is on a call. The license to the Company is royalty-free with respect to the Company’s AVM solutions. The license is royalty-bearing with respect to systems that, at a first hierarchical level, use a human operator who determines whether a right party contact is available. The Company’s current systems do not employ such an operator, and the Company does not expect to use such an operator in its AVM solutions. In addition, the Company cannot sublicense or otherwise transfer any of its rights to third parties except in certain transactions where the Company is sold. The Company has therefore not ascribed any value to this license.
The Company agreed, under certain circumstances, to not contest the presumption of validity afforded each of the URS issued patents. The Company also agreed to dismiss its business tort and unfair practices claims in the Massachusetts lawsuit against URS and Blake Rice. URS, for its part, agreed to dismiss its claims of patent infringement and fraudulent inducement against the Company in the Minnesota lawsuit.
The $4.6 million received in June 2008 as a settlement relating to these lawsuits was recorded as a component of other income for the three and six month periods ended June 30, 2008.

5. ACCRUED EXPENSES
     Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Accrued payroll related items	$733	$1,196
Accrued telephony	563	656
Accrued professional fees	430	377
Accrued other	798	929

Total accrued expenses	$2,524	$3,158

6. STOCK-BASED COMPENSATION
Compensation expense associated with stock-based awards amounted to $284,000 and $493,000 during the three and six months ended June 30, 2009, respectively, and $220,000 and $356,000 during the three and six months ended June 30, 2008, respectively. As of June 30, 2009, the total compensation cost related to stock-based awards granted to employees and directors but not yet recognized was $2.2 million, net of estimated forfeitures. These costs will be amortized on a straight-line basis over a weighted average period of 2.7 years.
As part of an executive separation agreement due to the resignation of the Company’s president and chief executive officer, the vested stock options of this individual were extended for an additional year resulting in a modification of stock options. Therefore, additional stock compensation expense of $15,000 was recognized for the three months ended June 30, 2009.
The following table presents stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Cost of revenues	$8	$9	$13	$12
Research and development	24	25	46	34
Sales and marketing	112	100	204	169
General and administrative	140	86	230	141

Total stock-based compensation	$284	$220	$493	$356

7. ACQUISITION AND INTANGIBLES
On February 26, 2008, the Company acquired substantially all of the assets of Mobile Collect, Inc. (Mobile Collect). Mobile Collect is a privately held company that provided text messaging and mobile communications solutions. The Company acquired these assets with the goal of supplementing the Company’s service capabilities to include Free-To-End-User text messaging. The acquisition included cash payments of $500,000 upon closing and contingent cash payments of up to $2 million payable through 2013 upon Mobile Collect achieving certain established financial targets. During the three and six months ended June 30, 2009, the Company recorded $69,000 and $121,000 of contingent consideration, respectively. At June 30, 2009, approximately $1.6 million of contingent payments may be made, which will be recognized as additions to goodwill and subject to future impairment considerations. Because the Company operates as a single operating segment and single reporting unit and because the Company’s book value was in excess of its market capitalization, the Company performed an interim goodwill impairment review and concluded that the implied fair value of its goodwill was zero at March 31, 2009 and June 30, 2009, resulting in the impairment charges.
8. FAIR VALUE
Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157), establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are obtained from independent sources and can be validated by a third party, whereas unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 establishes three levels of inputs that may be used to measure fair value as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities
Level 2—Other inputs that are directly or indirectly observable in the marketplace
Level 3—Unobservable inputs that are supported by little or no market activity
The carrying value of the Company’s financial instruments, including cash, accounts receivable and accounts payable, approximate their fair value because of their short-term nature. The Company measures cash equivalents at fair value, which are classified within Level 1 of the fair value hierarchy. Assets measured at fair value on a recurring basis consisted of the following types of instruments and were reported as cash equivalents as of June 30, 2009:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices
	in Active Markets
	for Identical	Significant Other	Significant
	Instruments	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Cash equivalents:
Money market fund deposits	$36,108	$—	$—	$36,108

Total assets measured at fair value	$36,108	$—	$—	$36,108

As discussed in Note 7, the Company concluded that the implied fair value of its goodwill was zero at June 30, 2009, resulting in impairment charges totaling $69,000 and $121,000 during the three and six months ended June 30, 2009. The measurement of the implied fair value of goodwill is based on several unobservable inputs (Level 3 inputs), including an estimation of the fair value of the reporting unit, which includes applying a control premium to the Company’s market capitalization as well as an estimation of the fair value of the Company’s assets and liabilities required in Step 2 of the impairment test. The fair value of the Company’s assets and liabilities used in Step 2 includes certain identifiable intangible assets, for which fair value is typically measured using an analysis of discounted cash flows.

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
Overview
SoundBite Communications provides on-demand, integrated multi-channel customer communications solutions consisting of automated voice messaging, or AVM, text and email messaging services. Clients use our services to initiate and manage campaigns for a variety of collections, customer care and marketing processes. We sell our services primarily through our direct sales force. Our clients are located principally in the United States.
Our strategy to achieve long-term, sustained growth in our revenues and earnings is focused on building upon our leadership in the AVM market and using our on-demand platform to extend and expand our services by, for example, developing new features and complementary services targeted to enable mission critical applications across a number of industries. In line with this strategy, in February 2008 we acquired Mobile Collect, a provider of Free-to-End-User, or FTEU, text messaging. We intend to market these services across industries such as telecommunications, financial services, collections, retail and utilities.
We derive, and expect to continue to derive for the foreseeable future, a substantial majority of our revenues by providing our AVM services to businesses and other organizations. In order to execute our business strategy, we must continue to develop and market additional communications solutions such as our text and email services and also must expand the depth and number of our client relationships. We will continue our efforts to expand our presence in large in-house, or first-party, collection departments, while also seeking to leverage our existing first-party relationships with large businesses to facilitate introductions and sales to other functional groups within those businesses.
Key Components of Results of Operations
Revenues
We currently derive a substantial majority of our revenues by providing AVM services. We provide AVM services, as well as text and email messaging services, typically under a usage-based pricing model, with prices calculated on a per-message or per-minute basis in accordance with the terms of our pricing agreements with clients. We invoice clients on a monthly basis.
Our pricing agreements with clients typically do not require minimum levels of usage or payments. Each executed message represents a transaction from which we derive revenue, and we therefore recognize revenue based on actual usage within a calendar month. We do not recognize revenue until we can determine that persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and we deem collection to be probable.
Cost of Revenues
Cost of revenues consists primarily of telephony charges, as well as depreciation expenses for our telephony infrastructure and expenses related to hosting and providing support for our platform. Cost of revenues also includes compensation expense for our operations personnel. Our annual gross margin ranged from 61.4% to 67.3% during the last three fiscal years. We currently are targeting a quarterly gross margin of 59% to 64% for the foreseeable future. Our gross margin for a quarter may vary significantly from our target for a number of reasons, including the mix of types of messaging campaigns executed during the quarter and the extent to which we build our infrastructure through, for example, significant acquisitions of hardware or material increases in leased data center facilities.
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

General and Administrative. General and administrative expenses consist of compensation expenses for executive, finance, accounting, administrative and management information systems personnel, accounting and legal professional fees and other corporate expenses. We expect to continue to incur additional costs associated with being a public company, including the costs of implementing and maintaining new financial systems to enable us to meet our financial reporting and regulatory compliance requirements.
Additional Key Measures of Financial Performance
We present information below with respect to cash flow from operating activities and free cash flow. Free cash flow is a measure of financial performance calculated as cash flow from operating activities less purchases of property and equipment.
Management uses these metrics to track business performance. Due to the current economic environment, management decisions are based in part, on a goal of maintaining positive cash flow from operating activities and free cash flow. We believe these metrics are useful measures of the performance of our business because, in contrast to statement of operations metrics that rely principally on revenue and profitability, cash flow from operating activities and free cash flow capture the changes in operating assets and liabilities during the year and the effect of noncash items such as depreciation and stock-based compensation. We believe that, for similar reasons, these metrics are often used by security analysts, investors and other interested parties in the evaluation of on-demand and other software companies.
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

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Cash flows from operating activities	$(265)	$4,713
Purchases of property and equipment	(345)	(961)

Free cash flow (non-GAAP)	$(610)	$3,752

Our operating activities used net cash in the amount of $265,000 in the six months ended June 30, 2009 reflecting (a) a net loss of $2.6 million and a decrease in accrued expenses and accounts payable of $275,000 due to the timing of the payments, which were partially offset by (b) non-cash charges of $2.0 million consisting primarily of depreciation expense of $1.3 million and a decrease in accounts receivable, prepaid expenses and other assets of $628,000 primarily from the timing of receipts from our clients.
Free cash flow in each of the six-month periods presented reflects, in addition to the factors driving cash flow from operating activities, our purchases of property and equipment, which consists primarily of computer equipment and software.
Results of Operations
The following table sets forth selected statements of operations data for the three and six months ended June 30, 2009 and 2008 indicated as percentages of revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Statement of Operations Data:
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	39.1	38.2	39.4	38.3

Gross margin	60.9	61.8	60.6	61.7
Operating expenses:
Research and development	13.9	11.2	14.5	11.6
Sales and marketing	37.5	40.9	37.5	40.3
General and administrative	25.5	26.6	22.1	27.0
Impairment of goodwill	0.6	—	0.6	—

Total operating expenses	77.5	78.7	74.7	78.9

Operating loss	(16.6)	(16.9)	(14.1)	(17.2)
Total other income	0.2	42.7	0.3	23.6

Net (loss) income	(16.4)%	25.8%	(13.8)%	6.4%

Comparison of Three Months Ended June 30, 2009 and 2008
Revenues

	Three Months Ended June 30,				Quarter-to-
	2009		2008		Quarter Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
			(dollars in thousands)
Revenues	$9,684	100.0%	$11,308	100.0%	$(1,624)	(14.4)%
The $1.6 million decline in revenues for the three months ended June 30, 2009 as compared to the same period in 2008 reflected a decrease of $2.4 million in revenues from clients from which we derived revenue in both periods. This decreased revenue was mainly due to lower calling volume primarily in the collections industry, partially offset by an increase of $763,000 in revenues from new clients.
Cost of Revenues and Gross Profit

	Three Months Ended June 30,				Quarter-to-
	2009		2008		Quarter Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
			(dollars in thousands)
Cost of revenues	$3,784	39.1%	$4,322	38.2%	$(538)	(12.4)%
Gross profit	5,900	60.9	6,986	61.8	(1,086)	(15.5)
The $538,000 decrease in cost of revenues for the three months ended June 30, 2009 as compared to the same period in 2008 reflected a $428,000 decrease in telephony expense related to lower client usage, a $240,000 decrease in depreciation expense due to a lower depreciable base of our property and equipment infrastructure, and a $213,000 decrease in circuit costs. These decreases were partially offset by an increase in text messaging and other channel delivery costs of $330,000 and an increase in payroll expense of $76,000 due to a larger number of billable client management projects worked on during the current quarter. The decrease in gross margin for the three months ended June 30, 2009 as compared to the same period in 2008 reflected lower price structure agreements entered into with some of our clients.
Operating Expenses

	Three Months Ended June 30,				Quarter-to-
	2009		2008		Quarter Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
			(dollars in thousands)
Research and development	$1,343	13.9%	$1,264	11.2%	$79	6.3%
Sales and marketing	3,630	37.5	4,622	40.9	(992)	(21.5)
General and administrative	2,468	25.5	3,016	26.6	(548)	(18.2)
Impairment of goodwill	69	0.6	—	—	69	100.0

Total operating expenses	$7,510	77.5%	$8,902	78.7%	$(1,392)	(15.6)%

Research and Development. The $79,000 increase in research and development expenses for the three months ended June 30, 2009 as compared to the same period in 2008 was primarily attributable to a $59,000 increase in personnel related costs, as well as a $17,000 increase in outside professional service fees.
Sales and Marketing. The $992,000 decrease in sales and marketing expenses for the three months ended June 30, 2009 as compared to the same period in 2008 resulted primarily from a $665,000 decrease in employee compensation costs and a $230,000 decrease in travel and entertainment costs primarily as a result of fewer sales and marketing personnel.
General and Administrative. The $548,000 decrease in general and administrative expenses for the three months ended June 30, 2009 as compared to the same period in 2008 consisted principally of a $1.1 million decrease in legal fees incurred in conjunction with our lawsuit against URS during the second quarter of 2008. This was partially offset by an increase in employee compensation costs of $498,000 primarily as a result of executive separation pay due to the resignation of our president and chief executive officer during the second quarter of 2009.

Operating Loss and Other Income

	Three Months Ended June 30,				Quarter-to-
	2009		2008		Quarter Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)
Operating loss	$(1,610)	(16.6)%	$(1,916)	(16.9)%	$306	16.0%
Other income:
Interest income	21	0.2	232	2.0	(211)	(90.9)
Gain on litigation settlement	—	—	4,600	40.7	(4,600)	(100.0)

Total other income	21	0.2	4,832	42.7	(4,811)	(99.6)

Net (loss) income	$(1,589)	(16.4)%	$2,916	25.8%	$(4,505)	(154.5)%

The $4.8 million decrease in total other income for the three months ended June 30, 2009 as compared to the same period in 2008 primarily resulted from $4.6 million received in connection with the settlement of our lawsuit with URS and a decrease in interest income of $211,000 due to a decline in the interest rates on the funds in which we invested our cash balance.
Comparison of Six Months Ended June 30, 2009 and 2008
Revenues

	Six Months Ended June 30,				Six Month
	2009		2008		Period Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)
Revenues	$19,117	100.0%	$21,943	100.0%	$(2,826)	(12.9)%
The $2.8 million decline in revenues for the six months ended June 30, 2009 as compared to the same period in 2008 reflected a decrease of $3.9 million in revenues from clients from which we derived revenue in both periods. This decreased revenue was mainly due to lower calling volume primarily in the collections industry, partially offset by an increase of $1.1 million in revenues from new clients.
Cost of Revenues and Gross Profit

	Six Months Ended June 30,				Six Month
	2009		2008		Period Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
			(dollars in thousands)
Cost of revenues	$7,538	39.4%	$8,400	38.3%	$(862)	(10.3)%
Gross profit	11,579	60.6	13,543	61.7	(1,964)	(14.5)
The $862,000 decrease in cost of revenues for the six months ended June 30, 2009 as compared to the same period in 2008 consisted primarily of a $785,000 decrease in telephony expense related to lower client usage, a $402,000 decrease in depreciation expense due to a lower depreciable base of our property and equipment infrastructure, and a $377,000 decrease in circuit costs. These decreases were partially offset by an increase in text messaging and other channel delivery costs of $604,000 and an increase in payroll expense of $182,000 due to a larger number of billable client management projects worked on during the current quarter. The decrease in gross margin for the six months ended June 30, 2009 as compared to the same period in 2008 reflected lower price structure agreements entered into with some of our clients.
Operating Expenses

	Six Months Ended June 30,				Six Month-
	2009		2008		Period Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
			(dollars in thousands)
Research and development	$2,766	14.5%	$2,551	11.6%	$215	8.4%
Sales and marketing	7,171	37.5	8,841	40.3	(1,670)	(18.9)
General and administrative	4,214	22.1	5,919	27.0	(1,705)	(28.8)
Impairment of goodwill	121	0.6	—	—	121	100.0

Total operating expenses	$14,272	74.7%	$17,311	78.9%	$(3,039)	(17.6)%

Research and Development. The $215,000 increase in research and development expenses for the six months ended June 30, 2009 as compared to the same period in 2008 was primarily attributable to a $139,000 increase in personnel related costs, as well as a $56,000 increase in outside professional service fees.
Sales and Marketing. The $1.7 million decrease in sales and marketing expenses for the six months ended June 30, 2009 as compared to the same period in 2008 resulted primarily from a $1.1 million decrease in employee compensation costs and a $523,000 decrease in travel and entertainments costs as a result of fewer sales and marketing personnel.
General and Administrative. The $1.7 million decrease in general and administrative expenses for the six months ended June 30, 2009 as compared to the same period in 2008 consisted principally of $1.9 million decrease in legal fees incurred in conjunction with our lawsuit against URS during the second quarter of 2008 and a $124,000 decrease in consulting and contractor fees. This was partially offset by an increase in employee compensation costs of $429,000 primarily as a result of executive separation pay due to the resignation of our president and chief executive officer during the second quarter of 2009.
Operating Loss and Other Income

	Six Months Ended June 30,				Six Month
	2009		2008		Period Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)
Operating loss	$(2,693)	(14.1)%	$(3,768)	(17.2)%	$1,075	28.5%
Other income:
Interest income	55	0.3	565	2.6	(510)	(90.3)
Gain on litigation settlement	—	—	4,600	21.0	(4,600)	(100.0)

Total other income	55	0.3	5,165	23.6	(5,110)	(98.9)

Net (loss) income	$(2,638)	(13.8)%	$1,397	6.4%	$(4,035)	(288.8)%

The $5.1 million decrease in other income for the six months ended June 30, 2009 as compared to the same period in 2008 primarily resulted from $4.6 million received in connection with the settlement of our lawsuit with URS and a decrease in interest income of $510,000 due to a decline in the interest rates on the funds in which we invested our cash balance.
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
Credit Facility Borrowings
In July 2007 we entered into a credit facility with Silicon Valley Bank that provided a working capital line of credit for up to the lesser of (a) $1.5 million or (b) 80% of eligible accounts receivable, subject to specified adjustments. Up to $1.0 million of the working capital line could be utilized for the issuance of letters of credit. This credit facility expired by its terms on July 17, 2008. We expect to enter into a replacement bank credit facility in the third quarter of 2009. Silicon Valley Bank has continued to honor letters of credit under the July 2007 credit facility, and as of June 30, 2009, we had utilized $426,000 in connection with our facility leases. At June 30, 2009, we were in compliance with all covenants set forth in the July 2007 credit facility.

Operating Cash Flow
For a discussion of our cash flow from operating activities, see “— Additional Key Measures of Financial Performance.”
Working Capital
The following table sets forth selected working capital information:

	June 30,	December 31,
	2009	2008
	(In thousands)
Cash and cash equivalents	$37,018	$37,425
Accounts receivable, net of allowance for doubtful accounts	6,096	6,641
Working capital	40,847	41,665
Our cash and cash equivalents at June 30, 2009 were unrestricted and held for working capital purposes. These funds were invested primarily in government-based money market funds. We do not enter into investments for trading or speculative purposes.
Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. Fluctuations vary depending on cash collections, client mix and the volume of monthly usage of our services.
Requirements
Capital Expenditures
In recent years, we have made capital expenditures primarily to acquire computer hardware and software and, to a lesser extent, furniture and leasehold improvements to support the growth of our business. Our capital expenditures totaled $345,000 for the six months ended June 30, 2009. We intend to continue to invest in our infrastructure in an effort to ensure our continued ability to enhance our platform, introduce new features and complementary services, and maintain the reliability of our network. We also intend to make investments in computer equipment and systems as we continue to grow our business. We expect our capital expenditures for these purposes will total approximately $800,000 for the last six months of 2009.
Contractual Obligations and Requirements
On February 26, 2008, we acquired substantially all of the assets of Mobile Collect, Inc. Mobile Collect is a privately held company that provided text messaging and mobile communications solutions. The acquisition included cash payments of $500,000 upon closing and requires contingent cash payments of up to $2 million payable through 2013 in the event that certain established financial targets are satisfied through the operation of the acquired assets. As of June 30, 2009, $69,000 contingent cash payments were payable to the stockholders of Mobile Collect. Contingent cash payments of up to $1.6 million remain and these future payments, if any, are due quarterly.
Except for the contingent cash payments that may be required in connection with the acquisition of the assets of Mobile Collect, our contractual obligations have remained substantially unchanged from those reported in our Annual Report on Form 10-K for the year ended December 31, 2008.
Off-Balance-Sheet Arrangements
As of June 30, 2009, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the SEC.
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

Recent Accounting Pronouncements
In May 2009, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 165, Subsequent Events, which we refer to as SFAS No. 165. SFAS No. 165 defines the subsequent events or transactions period, circumstances under which such events or transactions should be recognized, and disclosures regarding subsequent events or transactions. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009. We have adopted the provisions of SFAS No. 165 as of June 30, 2009. Although the adoption of SFAS No. 165 did not impact our financial condition, results of operations, or cash flow, we are now required to provide additional disclosures, which are included in the notes to our financial statements.
In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about fair value of financial instruments in interim reporting periods as well as in annual financial statements. The effective date for this FASB Staff Position is June 15, 2009 and accordingly we have adopted the provisions of this FASB Staff Position as of June 30, 2009. Although the adoption of this FASB Staff Position did not impact our financial condition, results of operations, or cash flow, we are now required to provide additional disclosures, which are included in the notes to our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.
At June 30, 2009, we had unrestricted cash and cash equivalents totaling $37.0 million. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents were held for working capital purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Item 4.	Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to Our Business and Industry
If the market for our AVM, text messaging and other on-demand communication services does not develop as we anticipate, our revenues would decline or fail to grow and we could incur operating losses.

We derive, and expect to continue to derive for the foreseeable future a substantial majority of our revenues by providing our on-demand AVM services to businesses and other organizations. Since mid-2008, we have generated an increasing percentage of our revenues from text messaging services. We expect that, in the future, a growing percentage of our revenues will result from the sale of not only text messaging services, but also other on-demand communication services. Due to advances in technology, the market for customer communication products and services continues to evolve, and it is uncertain whether our communication services will achieve and sustain high levels of demand and market acceptance. In order to succeed, we must increase the usage of both our AVM and other communication services by existing clients.
In addition, our success will depend on our ability to market our full range of communication services to additional organizations. Some organizations may be reluctant or unwilling to use AVM and other on-demand communication services for a number of reasons, including the perceived effectiveness of these services based on other delivery channels, such as direct mail and web, or other technologies, such as interactive voice response systems and predictive dialers. In addition, organizations may lack knowledge about the potential benefits that these services can provide. An organization may determine that it can achieve the same, or a higher, level of performance and results from services based on other delivery channels or technologies. Even if an organization determines that our other on-demand communication services offer benefits superior to other customer contact products and services, it might not use our services because it has previously invested in alternative products or services or in internally developed messaging equipment, because it can obtain acceptable performance and results from alternative products and services available at a lower cost, or because it is unwilling to deliver customer information to a third-party vendor. Moreover, an organization may determine not to use communications products and services due to the application, or potential application, of one or more of a variety of laws and regulations, as described below under “Risks Related to Regulation of Use of Our Services.”
If organizations do not perceive the potential and relative benefits of on-demand communications products and services or believe that competing customer contact products and services offer a better value, the market for our services may not continue to develop or may develop more slowly than we expect, either of which would significantly adversely affect our business, financial condition and operating results. Because the markets for our services is still developing and the manner of this development is difficult to predict, we could make errors in predicting and reacting to relevant business trends, which could harm our operating results.
Defects in our platform, disruptions in our on-demand service or errors in execution could diminish demand for our communication services and subject us to substantial liability.
Our on-demand platform is complex and incorporates a variety of hardware and proprietary and licensed software. Internet-based services such as ours frequently experience disruptions from undetected defects when first introduced or when new versions or enhancements are released. In addition, our expanding text messaging capabilities may hinder the performance of our platform as we have limited experience with dealing with text messaging services. From time to time we have found and corrected defects in our platform. Other defects in our platform, or defects in new features, complementary services or upgrades released in the future, could result in service disruptions for one or more clients. Our clients might use our on-demand service in unanticipated ways that cause a service disruption for other clients attempting to access their contact list information and other data stored on our platform. In addition, a client may encounter a service disruption or slowdown due to high usage levels of our service. For example, in October 2008 we experienced a partial outage of the SoundBite Intelligent Communications Platform, which precluded certain clients from executing their campaigns in their desired timeframes.
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
Because clients use our on-demand service for critical business processes, any defect in our platform, any disruption in our service or any error in execution could cause existing or potential clients not to use our communication services, could harm our reputation, and could subject us to litigation and significant liability for damage to our clients’ businesses.
The insurers under our existing liability insurance policy could deny coverage of a future claim that results from an error or defect in our platform or a resulting disruption in our on-demand service, or our existing liability insurance might not be adequate to cover all of the damages and other costs of such a claim. Moreover, we cannot assure you that our current liability insurance coverage will continue to be available to us on acceptable terms or at all. The successful assertion against us of one or more large claims that exceeds our insurance coverage, or the occurrence of changes in our liability insurance policy, including an increase in premiums or imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition and operating results. Even if we succeed in litigation with respect to a claim, we are likely to incur substantial costs and our management’s attention will be diverted from our operations.

Our quarterly operating results can be difficult to predict and can fluctuate substantially, which could result in volatility in the price of our common stock.
Our quarterly revenues and other operating results have varied in the past and are likely to continue to vary significantly from quarter to quarter. Our agreements with clients typically do not require minimum levels of usage or payments, and our revenues therefore fluctuate based on the actual usage of our communication services each quarter by existing and new clients. Quarterly fluctuations in our operating results also might be due to numerous other factors, including:
•	our ability to attract new clients, including the length of our sales cycles, or to sell increased usage of our communication services to existing clients;
•	technical difficulties or interruptions in our on-demand service;
•	changes in privacy protection and other governmental regulations applicable to the communications industry;
•	changes in our pricing policies or the pricing policies of our competitors;
•	the financial condition and business success of our clients;
•	purchasing and budgeting cycles of our clients;
•	acquisitions of businesses and products by us or our competitors;
•	competition, including entry into the market by new competitors or new offerings by existing competitors;
•	our ability to hire, train and retain sufficient sales, client management and other personnel;
•	timing of development, introduction and market acceptance of new communication services or service enhancements by us or our competitors;
•	concentration of marketing expenses for activities such as trade shows and advertising campaigns;
•	expenses related to any new or expanded data centers; and
•	general economic and financial market conditions.
Many of these factors are beyond our control, and the occurrence of one or more of them could cause our operating results to vary widely. Because of quarterly fluctuations, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful.
We may fail to forecast accurately the behavior of existing and potential clients or the demand for our communication services. Our expense levels are based, in significant part, on our expectations as to future revenues and are largely fixed in the short term. As a result, we could be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenues.
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
Our clients are not obligated to pay any minimum amount for our communication services on an on-going basis, and if they discontinue use of any of our services or do not use our services on a regular basis, our revenues would decline.
The agreements we enter into with clients typically do not require minimum levels of usage or payments and are terminable at will by our clients. The periodic usage of our communication services by an existing client could decline or fluctuate as a result of a number of factors, including the client’s level of satisfaction with our services, the client’s ability to satisfy its customer contact processes internally, and the availability and pricing of competing products and services. If our services fail to generate consistent business from existing clients, our business, financial condition and operating results will be adversely affected.
We derive a significant portion of our revenues from the sale of our AVM services for use in the collections process, and any event that adversely affects the collection agencies industry or in-house collection departments would cause our revenues to decline.
In recent years, we have focused our AVM sales and marketing activities on the collection process and have targeted large in-house collection departments, as well as collection agencies. Revenues from these collection businesses represented approximately 75% of our revenues for the first six months of 2009, 80% of our revenues in 2008, 83% of our revenues in 2007 and 80% of our revenues in

2006. We expect that revenues from the collection businesses will continue to account for a substantial part of our revenues for the foreseeable future.
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
Moreover, two clients accounted for a total of 30% of our revenues for the first six months of 2009, 31% of our revenues in 2008 and 29% of our revenues in 2007. These clients are in the collection agencies industry and a large in-house collection department of a telecommunications business. In addition to the risks associated with collections businesses in general, our business, financial condition and operating results would be negatively affected if these clients were to significantly decrease the extent to which they use our AVM services.
Actual or perceived breaches of our security measures could diminish demand for our communication services and subject us to substantial liability.
Our on-demand services involve the storage and transmission of clients’ proprietary information. Internet-based services such as ours are particularly subject to security breaches by third parties. Breaches of our security measures also might result from employee error or malfeasance or other causes, including as a result of adding new communication services and capabilities to our platform, such as text messaging. In the event of a security breach, a third party could obtain unauthorized access to our clients’ contact list information and other data. Techniques used to obtain unauthorized access or to sabotage systems change frequently, and they typically are not recognized until after they have been launched against a target. As a result, we could be unable to anticipate, and implement adequate preventative measures against, these techniques. Because of the critical nature of data security, any actual or perceived breach of our security measures could cause existing or potential clients not to use our communication services, could harm our reputation, and could subject us to litigation and significant liability for damage to our clients’ businesses.
Interruptions or delays in service from our key vendors would impair the delivery of our communication services and could substantially harm our business and operating results.
In delivering our on-demand communication services, we rely upon a combination of hosting providers, telecommunication carriers and data carriers. We serve our clients from three third-party hosting facilities. One facility is located in Ashburn, Virginia, and is owned by Equinix and operated by InterNap under an agreement that expires in November 2009. Another facility is located in Somerville, Massachusetts, and is owned and operated by InterNap under an agreement that expires in May 2011. Our agreements for these two facilities automatically renew for one year periods unless written notification is made by either party 90 days prior to renewal. Our third facility is located in Toronto, Canada and is owned and operated by Pier 1 Network Enterprises under an agreement that automatically renews for one month periods unless written notification is made by either party 60 days prior to the expiration date. If we are unable to renew these agreements on commercially reasonable terms following their termination, we will need to incur significant expense to relocate our data center or agree to the terms demanded by the hosting provider, either of which could harm our business, financial position and operating results.
As of June 30, 2009, our clients’ campaigns were handled through a mix of telecommunication carriers and data carriers. We rely on these carriers to handle millions of customer contacts each day. We have contracts with these carriers that can be terminated by either party at the end of the contract term upon written notice delivered by either party a specified number of days before the end of the term. In addition, we can terminate the contracts at any time upon written notice delivered a specified number of days in advance, subject to the payment of specified termination charges. If a contract is terminated, we might be unable to obtain pricing on similar terms from another carrier, which would affect our gross margins and other operating results.
Our hosting facilities and our carriers’ infrastructures are vulnerable to damage or interruption from floods, fires and similar natural events, as well as acts of terrorism, break-ins, sabotage, intentional acts of vandalism and similar misconduct. The occurrence of such a natural disaster or misconduct, a loss of power, a decision by either of our hosting providers to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in our on-demand service and therefore in our provision of communication services. Any interruption or delay in providing our communication services, even if for a limited time, could have an adverse effect on our business, financial condition and operating results.
Our business will be harmed if we fail to develop new features that keep pace with technological developments.
Organizations can use a variety of communication channels to reach their customers or other intended contacts. Recent technological advances have resulted in new communication channels, such as text messaging, and improvements in existing services, such as predictive dialers, that threaten to eliminate the competitive advantages of our services. Our business, financial condition and operating results will be adversely affected if we are unable to complete and introduce, in a timely manner, new features for our existing services that keep pace with technological developments. For example, because most of our clients access our on-demand service using a web browser, we must modify and enhance that service from time to time to keep pace with new browser technology.
If the on-demand delivery model is not widely accepted for using our communication services, our revenues would decline or fail to grow and we could incur operating losses.
All of our clients access and use our communication services on an on-demand basis. Our success will depend to a substantial extent on the willingness of organizations to increase their use of an on-demand delivery model for enterprise applications in general and for our AVM, text messaging and e-mail services in particular. Many organizations have invested substantial financial and personnel resources to integrate traditional enterprise software and associated hardware into their businesses, and they might be reluctant or unwilling to migrate to an on-demand delivery model. Market acceptance of our on-demand delivery model for our services also might be limited by numerous other factors, including:
•	the security capabilities and reliability of our on-demand service;
•	reluctance by organizations to trust third parties to store and manage critical customer data;
•	our ability to continue to achieve and maintain high levels of client satisfaction;
•	the level of customization of our communication services;
•	our ability to meet the needs of broader segments of the customer contact market;
•	a substantial decrease in the cost of hardware and software necessary for organizations to maintain their customer contact technology in-house; and
•	adverse publicity about us, our services or on-demand communication solutions in general, whether based on poor performance by us or our competitors or on third-party reviews and industry analyst reports.
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
The market for on-demand communication solutions is intensely competitive, changing rapidly and fragmented. It is subject to rapidly developing technology, shifting client requirements, frequent introductions of new products and services, and increased marketing activities of industry participants. Increased competition could result in pricing pressure, reduced sales or lower margins, and could prevent our current services or future customer communications solutions from achieving or maintaining broad market acceptance. If we are unable to compete effectively, it will be difficult for us to add and retain clients and our business, financial condition and operating results will be seriously harmed.
Predictive dialers have been the basic method of AVM contact for the last two decades, and the vast majority of telephony customer contact today is completed using predictive dialer technology. Our AVM services compete with on-premise predictive dialers from a limited number of established vendors and a number of smaller vendors, as well as predictive dialers hosted by some of those smaller vendors on an application service provider basis. Many organizations have invested in on-premise predictive dialers and are likely to continue using those dialers until the dialers are no longer operational, despite the availability of new features and functionality in our AVM services or in other AVM solutions. In addition, the on-demand service delivery model is relatively new, and many organizations have not yet fully adopted or accepted a fully hosted delivery model.
Our services also compete with a number of hosted customer contact services. A limited number of established vendors and a number of smaller, privately held companies offer these hosted services which compete principally on the basis of price rather than features. In addition, a small number of vendors focus on providing hosted customer contact services with features more comparable to ours. These vendors generally compete on the basis of return on investment and features, rather than price. Other companies may enter the market by offering competing products or services based on emerging technologies, such as open-source frameworks, and may compete on the basis of either features or price.
In addition, we increasingly compete with companies providing customer contact solutions focused on specific vertical markets, such as healthcare, or on a single communications channel, such as text messaging. Because these solutions are targeted to more narrowly defined markets and enable their providers to develop targeted domain expertise, those providers may be able to develop and offer targeted customer contact solutions than a company, such as ours, that seeks to offer a broad range of services to organizations across a variety of vertical markets.
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
Our industry is highly fragmented, and we believe it is likely that some of our existing competitors will consolidate or will be acquired. For example, Blackboard, a provider of enterprise software and services to the education community, acquired The NTI Group, Inc., a provider of mass messaging and notifications solutions for educational and government organizations         , in January 2008. In addition, some of our competitors may enter into new alliances with each other or may establish or strengthen cooperative relationships with systems integrators, third-party consulting firms or other parties. Any such consolidation, acquisition, alliance or cooperative relationship could lead to pricing pressure and our loss of market share and could result in a competitor with greater financial, technical, marketing, service and other resources, all of which could have a material adverse effect on our business, operating results and financial condition.
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
If we fail to protect our intellectual property rights adequately, our competitors could gain access to our technology and our business could be harmed. We rely on trade secret, copyright and trademark laws, and confidentiality and assignment of invention agreements with employees and third parties, all of which offer only limited protection. The steps we have taken to protect our intellectual property might not prevent misappropriation of our proprietary rights. We have only three issued patents and four patent applications pending in the United States. Our issued patents and any patents issued in the future may not provide us with any competitive advantages or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in other countries are uncertain and might afford little or no effective protection of our proprietary technology. Consequently, we could be unable to prevent our intellectual property rights from being exploited abroad, which could diminish international sales or require costly efforts to protect our technology. Policing the unauthorized use of intellectual property rights is expensive, difficult and, in some cases, impossible. Litigation could be necessary to enforce or defend our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Any such litigation could result in substantial costs and diversion of management resources, either of which could harm our business. Accordingly, despite our efforts, we might not be able to prevent third parties from infringing upon or misappropriating our intellectual property.
Our product development efforts could be constrained by the intellectual property of others, and we could be subject to claims of intellectual property infringement, which could be costly and time-consuming.
The customer contact and telecommunications industries are characterized by the existence of a large number of patents, trademarks and copyrights, and by frequent litigation based upon allegations of infringement or other violations of intellectual property rights. We have in the past been subject to litigation, now concluded, with a third party which alleged that our services violated their intellectual property rights. As we seek to extend and expand our services, we could be constrained by the intellectual property rights of others.

We might not prevail in any future intellectual property infringement litigation given the complex technical issues and inherent uncertainties in litigation. Any claims, regardless of their merit, could be time-consuming and distracting to management, result in costly litigation or settlement, cause product development delays, or require us to enter into royalty or licensing agreements. If our services violate any third-party proprietary rights, we could be required to re-engineer some or all of our services or seek to obtain licenses from third parties, which might not be available on reasonable terms or at all. Any efforts to re-engineer our services, obtain licenses from third parties on favorable terms or license a substitute technology might not be successful and, in any case, might substantially increase our costs and harm our business, financial condition and operating results. Further, our platform incorporates open source software components that are licensed to us under various public domain licenses. While we believe we have complied with our obligations under the various applicable licenses for open source software that we use, there is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses and therefore the potential impact of such terms on our business is somewhat unknown.
Our platform relies on technology licensed from third parties, and our inability to maintain licenses of this technology on similar terms or errors in the licensed technology could result in increased costs or impair the implementation or functionality of our on-demand service, which would adversely affect our business and operating results.
Our multi-tenant customer communication platform relies on technology licensed from third-party providers. For example, we use the Apache web server, the Oracle WebLogic application server, Nuance text-to-speech and automated speech recognition software, and the Oracle database. We anticipate that we will need to continue to license technology from third parties in the future. There might not always be commercially reasonable software alternatives to the third-party software that we currently license. Any such software alternatives could be more difficult or costly to replace than the third-party software we currently license, and integration of that software into our platform could require significant work and substantial time and resources. Any undetected errors in the software we license could prevent the implementation of our on-demand service, impair the functionality of our communication services, delay or prevent the release of new features, complementary services or upgrades, and injure our reputation. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties, which might not be available on commercially reasonable terms or at all.
Any expansion of our business into international markets would expose us to additional business risks, and failure to manage those risks could adversely affect our business and operating results.
Historically, we have focused our sales and marketing efforts principally on organizations located in the United States. Organizations in the United States accounted for substantially all of our revenues for the first six months of 2009 and each of 2008, 2007 and 2006. We have begun to commence operations outside the United States by, for example, establishing relationships with telephone carriers that enable the SoundBite Intelligent Communications Platform to deliver calls internationally. Those operations would be subject to a number of risks and potential costs, including:
•	difficulty in establishing, staffing and managing international sales operations;
•	challenges encountered under local business practices, which vary by country and often favor local competitors;
•	challenges caused by distance, language and cultural differences;
•	compliance with multiple, conflicting and changing laws and regulations, including employment and tax laws and regulations;
•	longer payment cycles in some countries;
•	currency exchange rate fluctuations;
•	limited protection of intellectual property in some countries outside of the United States; and
•	difficulty in establishing and maintaining reseller relationships.
Our failure to manage the risks associated with our international operations effectively could limit the future growth of our business and adversely affect our operating results. Any expansion of our international operations could require a substantial financial investment and significant management efforts.
Our limited operating history makes predicting future operating results more difficult.
We were founded and began offering our on-demand AVM services in 2000. Investors must consider our business and prospects in light of the risks, expenses and difficulties we encounter as a relatively new company in a rapidly changing market, including:
•	a single service offering accounted for a substantial majority of our revenues for the six months ended June 30, 2009, and we face risks in developing complementary services or new service offerings;

•	we could encounter difficulties in managing the growth, if any, of our business; and
•	we could be unable to forecast accurately the behavior of existing and potential clients or the demand for customer contact services.
We could fail to address one or more of these risks successfully. In addition, due to our relatively limited history, any historical operating, financial or business information relating to our operations might not be indicative of future results. We incurred a net loss for the six months ended June 30, 2009 and in each of 2008 and 2006, and we cannot assure you that we will be able to generate net income in any future fiscal year or quarter or that we will be able to forecast accurately our operating results for any future fiscal year or quarter.
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
We intend to pursue acquisitions of businesses, technologies, and products that will complement our existing operations. For example, in 2008 we acquired substantially all of the assets of Mobile Collect, Inc., a privately held company that provides text messaging and mobile communications solutions. We cannot assure you that any acquisition we make in the future will provide us with the benefits we anticipated in entering into the transaction. Acquisitions are typically accompanied by a number of risks, including:
•	difficulties in integrating the operations and personnel of the acquired companies;
•	maintenance of acceptable standards, controls, procedures and policies;
•	potential disruption of ongoing business and distraction of management;
•	impairment of relationships with employees and clients as a result of any integration of new management and other personnel;
•	inability to maintain relationships with suppliers and clients of the acquired business;
•	difficulties in incorporating acquired technology and rights into communication services and our platform;
•	unexpected expenses resulting from the acquisition;
•	potential unknown liabilities associated with acquired businesses; and
•	unanticipated expenses related to acquired technology and its integration into our existing technology.
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
We may need to raise additional funds through public or private debt or equity financings in order to:
•	fund ongoing operations;
•	take advantage of opportunities, including more rapid expansion of our business or the acquisition of complementary products, technologies or businesses;
•	develop new services and products; and
•	respond to competitive pressures.
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
Recent adverse changes in US, regional or global economic conditions could have an adverse effect on our business.
Recent global market and economic conditions have become increasingly negative with tighter credit conditions and recession in most major economies continuing into 2009. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, the availability and cost of credit, and the global housing and mortgage markets have contributed to increased market volatility and diminished economic expectations. In the second half of 2008, added concerns fueled by the U.S. government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of a large financial institution, U.S. government financial assistance to major banks, insurance companies, other financial institutions and other federal government interventions in the U.S. financial system led to increased market uncertainty and instability in both the United States and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence, and increased unemployment, have contributed to volatility of unprecedented levels.
As a result of these market conditions, the cost and availability of credit have been, and may continue to be, adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. These factors have led to a decrease in spending by businesses and consumers. Continued turbulence in the United States and international markets and economies and prolonged declines in business and consumer spending could result in lower sales of our services, longer sales cycles, difficulties in collecting accounts receivable, gross margin deterioration, slower adoption of new technologies, and increased price competition, any of which may have a negative effect on our financial condition and results of operations.
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
Revenues from clients in the collections industry and large in-house, or first-party, collection departments represented approximately 75% of our revenues in the first six months of 2009, 80% of our revenues in 2008, 83% of our revenues in 2007 and 80% of our revenues in 2006. These clients’ use of our services is affected by an array of complex federal and state laws and regulations. The U.S. Fair Debt Collection Practices Act, or FDCPA, limits debt collection communications by clients in the collection agencies industry, including third parties retained by creditors. For example, the FDCPA prohibits abusive, deceptive and other improper debt collection practices, restricts the timing and content of communications regarding a debt or a debtor’s location, and allows consumers to opt out of receiving debt collection communications. In general, the FDCPA also prohibits the use of debt collection calls to cause debtors to incur more debt. Many states impose additional requirements on debt collection communications, including limits on the frequency of debt collection calls, and some of those requirements may be more stringent than the comparable federal requirements. Moreover, regulations governing debt collection calls are subject to changing interpretations that may be inconsistent among different jurisdictions. Our business, financial position and operating results could be substantially harmed by the adoption or interpretation of U.S. federal or state laws or regulations that make our services either unavailable or less attractive for debt collection communications by existing and potential clients.

We provide our services for use by creditors and debt collectors, but we do not believe that we are a debt collector for purposes of these U.S. federal or state regulations. An allegation by one or more jurisdictions that we are a debt collector for purposes of their regulations could cause existing or potential clients not to use our services harm our reputation, subject us to administrative proceedings, or result in our incurring significant legal fees and other costs. If it were to be determined that we are a debt collector for purposes of the regulations of one or more jurisdictions, we could be exposed to government enforcement actions and regulatory penalties and would be subject to additional rules, including licensing and bonding requirements. The costs of complying with these rules could be substantial, and we might be unable to continue to offer our services for debt collection communications in those jurisdictions, which would have a material adverse effect on our business, financial condition and operating results. In addition, if clients use our services in violation of limits on the content, timing and frequency of their debt collection communications, we could be subject to claims by consumers that result in costly legal proceedings and that lead to civil damages, fines or other penalties.
We could be subject to significant penalties or damages if our clients violate U.S. federal or state restrictions on the use of artificial or prerecorded messages to contact wireless telephone numbers, and our business and operating results could be substantially harmed if those restrictions make our services unavailable or less attractive.
Under the U.S. Telephone Consumer Protection Act, it is unlawful to use an automatic telephone dialing system or an artificial or prerecorded message to contact any cellular or other wireless telephone number, unless the recipient previously has consented to receiving this type of message or is not charged for the message. Our services involve the use of artificial and prerecorded messages. Although our service are designed to enable a client to screen a contact list to remove wireless telephone numbers, a client may determine that voice or text messages to certain wireless telephone numbers are permitted because the recipients previously have consented to receiving artificial or prerecorded messages. We cannot ensure that, in using our services for a campaign, a client removes from its contact list the names of all persons who are associated with wireless telephone numbers and who have not consented to receiving artificial or prerecorded messages or, in particular, that the client properly interprets and applies the exemption for recipients who have consented to receiving such messages. Many states have enacted restrictions on using automatic dialing systems and artificial and prerecorded messages to contact wireless telephone numbers, and some of those state requirements may be more stringent than the comparable federal requirements.
In May 2008, a federal district court in California held that the Telemarketing and Consumer Fraud and Abuse Prevention Act prohibits any autodialed or prerecorded telephone call to a consumer’s cell phone unless the consumer had specifically consented to such calls. The same provision of such Act also applies to the sending of commercial text messages to cell phones. The ruling overturned an earlier interpretation of the Federal Communications Commission, or FCC, that permitted autodialed and prerecorded calls to the cell phone of any consumer who had provided the cell phone number in connection with requesting a product or service. The ruling applied only in California and was subsequently overturned but, as a result of the initial decision, some existing or potential clients may decide to limit their use of our services to reach consumers on wireless numbers, which could materially adversely affect our revenues and other operating results.
If clients use our services in a manner that violates any of these governmental regulations, federal or state authorities may seek to subject us to regulatory fines or other penalties, even if the violation did not result from a failure of our services. If clients use our services to screen for wireless telephone numbers and our screening mechanisms fail, we may be subject to regulatory fines or other penalties as well as contractual claims by clients for damages, and our reputation may be harmed.
Regulatory restrictions on artificial and prerecorded messages present particular problems for businesses in the collection agencies industry. These third-party collection agencies and debt buyers do not have direct relationships with the consumer debtors and therefore typically do not have the ability to obtain from a debtor the consent required to permit the use of artificial or prerecorded messages in contacting a debtor at a wireless telephone number. These businesses’ lack of a direct relationship with debtors also makes it more difficult for them to evaluate whether a debtor has provided such consent. For example, a collection agency frequently must evaluate whether past actions taken by a debtor, such as providing a cellular telephone number in a loan application, constitute consent sufficient to permit the agency to contact the debtor using artificial or prerecorded messages. Moreover, a significant period of time elapses between the time at which a loan is made and the time at which a collection agency or debt buyer seeks to contact the debtor for repayment, which further complicates the determination of whether the collection agency or debt buyer has the required consent to use artificial or prerecorded messages. The difficulties encountered by these third-party collection businesses are becoming increasingly problematic as the percentage of U.S. consumers using cellular telephones continues to increase. If these third-party collection businesses are unable to use artificial or prerecorded messages to contact a substantial portion of their debtors, our services will be less useful to them. If our clients in the collection agencies industry significantly decrease their use of our services, our business, financial position and operating results would be substantially harmed.
We could be subject to penalties if we or our clients violate federal or state telemarketing restrictions due to a failure of our service or otherwise, which could harm our financial position and operating results.
The use of our services for marketing communications is affected by extensive federal and state telemarketing regulation. The Telemarketing and Consumer Fraud and Abuse Prevention Act and Telephone Consumer Protection Act, among other U.S. federal laws, empower both the Federal Trade Commission, or FTC, and the Federal Communications Commission, or FCC, to regulate interstate telephone sales calling activities. The FTC’s Telemarketing Sales Rule requires us to transmit Caller ID information, disclose certain information to call recipients and retain business records. This rule proscribes misrepresentations, prohibits the abandonment of telemarketing calls and limits the timing of calls to consumers. If we fail to comply with applicable FTC telemarketing regulations, we may be subject to substantial regulatory fines or other penalties as well as contractual claims by clients for damages, and our reputation may be harmed. The FTC’s Telemarketing Sales Rule, for example, imposes fines of up to $11,000 per violation. If clients use our services in a manner that violates any of these telemarketing regulations, the FTC may seek to subject us to regulatory fines or other penalties, even if the violation did not result from a failure of our services.
In addition, in 2008, the FTC adopted an amendment to the Telemarketing Sales Rule requiring that “express written consent” be obtained for all pre-recorded sales calls that are delivered as of September 1, 2009. Thus, having an existing business relationship (EBR) will no longer be sufficient for organizations that attempt to sell goods or services through the use of pre-recorded messages. Instead, marketers will need to take the extra step to obtain “opt-in” from its consumers before pre-recorded sales calls can be delivered. We cannot ensure that, in using our services for a campaign, a client removes from its contact list the names of all persons with whom the client does not have an EBR or that the client properly interprets and applies the EBR exemption. If clients use our services to place unauthorized calls or in a manner that otherwise violates EBR restrictions, U.S. federal or state authorities may seek to subject us to substantial regulatory fines or other penalties, even if the violation did not result from a failure of our screening mechanisms.
Many states have enacted prohibitions or restrictions on telemarketing calls into their states, specifically covering the use of automatic dialing systems and predictive dialing techniques. Some of those state requirements are more stringent than the comparable federal requirements. If clients use our services in a manner that violates any of these telemarketing regulations, state authorities may seek to subject us to regulatory fines or other penalties, even if the violation did not result from a failure of our services.
To the extent that our services are used to send text or email messages, our clients will be, and we may be, affected by regulatory requirements in the United States. Organizations may determine not to use these channels because of prior consent, or opt-in, requirements or other regulatory restrictions, which could harm our future business growth.
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
Our clients are located principally in the United States. We intend to expand our operations in other countries, particularly in Europe. Any such country may have laws and regulations governing debt collection, telemarketing, data privacy or other communications activities comparable in purpose to the U.S. and state laws and regulations described above. Compliance with these requirements may be costly and time consuming, and may limit our ability to operate successfully in one or more foreign jurisdictions.
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
As of August 1, 2009, our executive officers and directors and their affiliated entities, in the aggregate, beneficially owned 63% of our outstanding common stock. In particular, affiliates of North Bridge Ventures Partners, including James A. Goldstein, one of our directors, in the aggregate, beneficially owned 30% of our outstanding common stock. Our executive officers, directors and their affiliated entities, if acting together, are able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. These stockholders may have interests that differ from those of other investors, and they might vote in a way with which other investors disagree. The concentration of ownership of our common stock could have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and could negatively affect the market price of our common stock.
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
During the three months ended June 30, 2009, we issued 606,715 shares of common stock pursuant to the exercise of stock options for cash consideration with aggregate exercise proceeds of $239,000. The shares issued pursuant to the exercise of stock options were issued in reliance upon the exemptions from registration provided by Rule 701 or Section 4(2) of the Securities Act of 1933, as amended.

Item 4.	Submission of Matters to a Vote of Security Holders
Our 2009 Annual Meeting of Stockholders was held on June 17, 2009 at our principal executive offices at 22 Crosby Drive, Bedford, Massachusetts. Of the 15,697,289 shares of our common stock issued and outstanding on April 20, 2009, the record date of the annual meeting, 13,442,757 shares (85.64%) were present or represented by proxy at the meeting. The results of the votes on each of the proposals considered at the annual meeting were as follows:
1.	Election of three Class II directors, each to serve a three-year term beginning at the annual meeting and ending at our 2012 Annual Meeting of Stockholders.

			Abstentions and
	Shares For	Shares Withheld	Broker Non-Votes
Vernon F. Lobo	13,379,936	62,821	0
James A. Milton	13,385,726	57,031	0
Regina O. Sommer	13,385,476	57,281	0
In addition to the directors listed above who were elected at the annual meeting, the terms of Eric Giler, James Goldstein, Justin Perreault, James Roszkowski and Eileen Rudden continued after the meeting.
2.	Ratification of the selection of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009.

Shares For	13,442,457
Shares Against	300
Abstentions and Broker Non-Votes	0

Item 6.	Exhibits

Exhibit					Exhibit
Number	Description of Exhibit	Filed Herewith	Form	Date Filed with SEC	Number

10.1	2009 Management Cash Compensation Plan		8-K	May 20, 2009	10.1

10.2	Compensatory Arrangements with Outside Directors (amended and restated as of May 20, 2009		8-K	May 20, 2009	10.2

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SoundBite Communications, Inc.
Date: August 7, 2009	By:	/s/ James A. Milton
James A. Milton
President and Chief Executive Officer

Date: August 7, 2009	By:	/s/ Robert C. Leahy
Robert C. Leahy
Chief Operating Officer and Chief Financial Officer