Form 10-Q
period 2009-09-30
SOUNDBITE COMMUNICATIONS INC
filed 2009-11-06
CIK 1163698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 1, 2009, there were 16,308,633 shares of the registrant’s common stock, $.001 par value per share, outstanding.

SOUNDBITE COMMUNICATIONS, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SOUNDBITE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30,	December 31,
	2009	2008
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$37,126	$37,425
Accounts receivable, net of allowance for doubtful accounts of $171 at September 30, 2009 and $218 at December 31, 2008	6,153	6,641
Prepaid expenses and other current assets	1,208	1,221

Total current assets	44,487	45,287

Property and equipment, net	3,135	4,276
Goodwill	95	—
Intangible assets, net	109	205
Other assets	28	62

Total assets	$47,854	$49,830

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$782	$464
Accrued expenses	3,105	3,158

Total current liabilities	3,887	3,622

Other liabilities	408	454

Total liabilities	4,295	4,076

Stockholders’ equity:
Common stock, $0.001 par value — 75,000,000 shares authorized; 16,504,018 shares issued and 16,308,633 shares outstanding at September 30, 2009; 15,701,644 shares issued and 15,506,259 shares outstanding at December 31, 2008	17	16
Additional paid-in capital	67,811	66,703
Treasury stock, at cost —195,385 shares at September 30, 2009 and December 31, 2008	(132)	(132)
Accumulated other comprehensive loss	(49)	(72)
Accumulated deficit	(24,088)	(20,761)

Total stockholders’ equity	43,559	45,754

Total liabilities and stockholders’ equity	$47,854	$49,830

See notes to the unaudited condensed consolidated financial statements.

SOUNDBITE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues	$10,457	$10,613	$29,574	$32,556
Cost of revenues	4,202	4,155	11,740	12,555

Gross profit	6,255	6,458	17,834	20,001

Operating expenses:
Research and development	1,420	1,283	4,186	3,834
Sales and marketing	3,704	4,659	10,875	13,500
General and administrative	1,831	2,050	6,045	7,969
Impairment of goodwill	—	208	121	208

Total operating expenses	6,955	8,200	21,227	25,511

Operating loss	(700)	(1,742)	(3,393)	(5,510)

Other income:
Interest income	11	233	66	798
Gain on litigation settlement	—	—	—	4,600

Total other income	11	233	66	5,398

Net loss	$(689)	$(1,509)	$(3,327)	$(112)

Net loss per common share:
Basic and diluted	$(0.04)	$(0.10)	$(0.21)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	16,128,593	15,439,546	15,844,296	15,328,768
See notes to the unaudited condensed consolidated financial statements.

SOUNDBITE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(3,327)	$(112)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	1,912	2,582
Amortization of intangible assets	96	101
(Recovery) provision for doubtful accounts	(47)	17
Stock-based compensation	780	598
Impairment of goodwill	121	208
Loss (gain) on disposal of equipment	21	(15)
Change in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	536	691
Prepaid expenses and other current assets	14	309
Other assets	37	108
Accounts payable	344	762
Accrued expenses and other liabilities	(95)	(666)

Net cash provided by operating activities	392	4,583

Cash flows from investing activities:
Proceeds received from sale of equipment	—	21
Cash paid related to acquisition of business	(216)	(611)
Purchases of property and equipment	(804)	(1,442)

Net cash used in investing activities	(1,020)	(2,032)

Cash flows from financing activities:
Proceeds from exercise of stock options	329	109

Net cash provided by financing activities	329	109

Effect of exchange rate changes on cash and cash equivalents	—	(17)

Net (decrease) increase in cash and cash equivalents	(299)	2,643
Cash and cash equivalents, beginning of period	37,425	35,674

Cash and cash equivalents, end of period	$37,126	$38,317

Supplemental disclosure of cash flow information:
Contingent cash payment payable to Mobile Collect	$95	$28

Supplemental disclosure of non-cash investing activities:
Property and equipment, included in accounts payable	$26	$5

See notes to the unaudited condensed consolidated financial statements.

SOUNDBITE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. NATURE OF BUSINESS
SoundBite Communications, Inc. (the Company) provides on-demand, integrated multi-channel communications solutions consisting of automated voice messaging (AVM) services, as well as text and email messaging services. These services are delivered over existing telephony networks and are primarily used by clients to initiate campaigns for a variety of collections, customer care and marketing processes. The Company was incorporated in Delaware in 2000 and its principal executive offices are located in Bedford, Massachusetts. The Company’s clients are located primarily in the United States.
2. BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements include all adjustments, consisting of normal and recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2009 and its results of operations for the three and nine months ended September 30, 2009 and 2008 and its cash flows for the nine months ended September 30, 2009 and 2008. The results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through November 6, 2009, the date of issuance of these financial statements. No subsequent events requiring adjustment or disclosure were identified. These condensed consolidated financial statements should be read in conjunction with the audited annual financial statements and notes thereto as of and for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the SEC.
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
Basic and Diluted Loss per Common Share
Net loss per common share attributable to common stockholders has been computed using the weighted average number of shares of common stock outstanding during each period. Basic and diluted shares outstanding were the same for the periods presented as the impact of all potentially dilutive securities outstanding was anti dilutive. The following table presents the potentially dilutive securities outstanding that were excluded from the computation of diluted net loss per common share because their inclusion would have had an anti dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Stock options	2,884,004	2,593,632	2,678,222	2,606,016
Restricted stock	—	2,420	509	3,075
Warrants	33,686	33,686	33,686	72,574

Total	2,917,690	2,629,738	2,712,417	2,681,665

Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (FASB) issued amendments to the accounting and disclosure requirements for revenue recognition. These amendments are effective for fiscal years beginning on or after June 15, 2010 and early adoption is permitted. The Company expects to adopt the amendments beginning January 1, 2011. The new guidance modifies the criteria for recognizing revenue in multiple element arrangements. The Company believes that adoption of this new guidance will not have a material impact on its financial statements.
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
The $4.6 million received in June 2008 as a settlement relating to these lawsuits was recorded as a component of other income for the nine month period ended September 30, 2008.
5. ACCRUED EXPENSES
     Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008

Accrued payroll related items	$831	$1,196
Accrued telephony	691	656
Accrued professional fees	548	377
Accrued other	1,035	929

Total	$3,105	$3,158

6. STOCK-BASED COMPENSATION
Compensation expense associated with stock-based awards amounted to $287,000 and $780,000 during the three and nine months ended September 30, 2009, respectively, and $243,000 and $598,000 during the three and nine months ended September 30, 2008, respectively. As of September 30, 2009, the total compensation cost related to stock-based awards granted to employees and directors but not yet recognized was $1.9 million, net of estimated forfeitures. These costs will be amortized on a straight-line basis over a weighted average period of 2.6 years.
As part of an executive separation agreement due to the resignation of the Company’s president and chief executive officer, the vested stock options of this individual were extended for an additional year resulting in a modification of stock options. Therefore, additional stock compensation expense of $15,000 was recognized for the three months ended June 30, 2009.
The following table presents stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Cost of revenues	$8	$11	$21	$22
Research and development	30	25	76	60
Sales and marketing	123	108	327	276
General and administrative	126	99	356	240

Total stock-based compensation	$287	$243	$780	$598

7. ACQUISITION AND INTANGIBLES
On February 26, 2008, the Company acquired substantially all of the assets of Mobile Collect, Inc. (Mobile Collect). Mobile Collect is a privately held company that provided text messaging and mobile communications solutions. The Company acquired these assets with the goal of supplementing the Company’s service capabilities to include Free-To-End-User text messaging. The acquisition included cash payments of $500,000 upon closing and contingent cash payments of up to $2 million payable through 2013 upon Mobile Collect achieving certain established financial targets. During the three and nine months ended September 30, 2009, the Company recorded $95,000 and $216,000 of contingent consideration, respectively. At September 30, 2009, there was approximately $1.5 million of contingent payments remaining that may be made, which will be recognized as additions to goodwill and subject to future impairment considerations.
For the three month period ended September 30, 2009, the fair value of the Company’s reporting unit exceeded its carrying value and no impairment charges were recognized. However, because the Company operates as a single operating segment and single reporting unit and because the Company’s book value was in excess of its market capitalization during each of the three month periods ended March 31, 2009 and June 30, 2009, the Company performed interim goodwill impairment reviews and concluded that the implied fair value of its goodwill was zero at these dates. The measurement of the implied fair value of goodwill was based on several unobservable inputs (Level 3 inputs), including an estimation of the fair value of the reporting unit, which was determined using a market approach, as well as an estimation of the fair value of the Company’s assets and liabilities required in Step 2 of the impairment test. The fair value of the Company’s assets and liabilities used in Step 2 includes certain identifiable intangible assets, for which fair value is typically measured using an analysis of discounted cash flows. This resulted in impairment charges of $121,000 for the nine months ended September 30, 2009.
8. FAIR VALUE
The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are obtained from independent sources and can be validated by a third party, whereas unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability. The fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There are three levels of inputs that may be used to measure fair value as follows:
Level 1—Quoted prices in active markets for identical assets or liabilities
Level 2—Other inputs that are directly or indirectly observable in the marketplace
Level 3—Unobservable inputs that are supported by little or no market activity
The carrying value of the Company’s financial instruments, including cash, accounts receivable and accounts payable, approximate their fair value because of their short-term nature. The Company measures cash equivalents at fair value, which are classified within

Level 1 of the fair value hierarchy. Assets measured at fair value on a recurring basis consisted of the following types of instruments and were reported as cash equivalents as of September 30, 2009:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Instruments	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Cash equivalents:
Money market fund deposits	$35,624	$—	$—	$35,624

Total assets measured at fair value	$35,624	$—	$—	$35,624

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
Cost of Revenues
Cost of revenues consists primarily of telephony charges, as well as depreciation expenses for our telephony infrastructure and expenses related to hosting and providing support for our platform. Cost of revenues also includes compensation expense for our operations personnel. Our annual gross margin ranged from 61.4% to 67.3% during the last three fiscal years. We currently are targeting a quarterly gross margin of 59% to 62% for the foreseeable future. Our gross margin for a quarter may vary significantly from our target for a number of reasons, including the mix of types of messaging campaigns executed during the quarter and the extent to which we build our infrastructure through, for example, significant acquisitions of hardware or material increases in leased data center facilities.
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

	Nine Months Ended September 30,
	2009	2008
	(in thousands)

Cash flows from operating activities	$392	$4,583
Purchases of property and equipment	(804)	(1,442)

Free cash flow (non-GAAP)	$(412)	$3,141

Our operating activities provided net cash in the amount of $392,000 for the nine months ended September 30, 2009 reflecting a net loss of $3.3 million, which was offset by non-cash charges and changes in working capital of $2.9 million consisting primarily of (a) depreciation expense of $1.9 million, (b) a decrease in accounts receivable, prepaid expenses and other assets of $587,000, primarily from the timing of receipts from our clients, and (c) an increase in accrued expenses and accounts payable of $249,000 due to the timing of the payments.
Free cash flow in each of the nine-month periods presented reflects, in addition to the factors driving cash flow from operating activities, our purchases of property and equipment, which consists primarily of computer equipment and software.
Results of Operations
The following table sets forth selected statements of operations data for the three and nine months ended September 30, 2009 and 2008 indicated as percentages of revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Statement of Operations Data:
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	40.2	39.1	39.7	38.6

Gross margin	59.8	60.9	60.3	61.4
Operating expenses:
Research and development	13.6	12.1	14.2	11.8
Sales and marketing	35.4	43.9	36.8	41.5
General and administrative	17.5	19.3	20.4	24.4
Impairment of goodwill	0.0	2.0	0.4	0.6

Total operating expenses	66.5	77.3	71.8	78.3

Operating loss	(6.7)	(16.4)	(11.5)	(16.9)
Total other income	0.1	2.2	0.3	16.6

Net loss	(6.6)%	(14.2)%	(11.2)%	(0.3)%

Comparison of Three Months Ended September 30, 2009 and 2008
Revenues

	Three Months Ended September 30,				Quarter-to-
	2009		2008		Quarter Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)

Revenues	$10,457	100.0%	$10,613	100.0%	$(156)	(1.5)%
The $156,000 decline in revenues for the three months ended September 30, 2009 as compared to the same period in 2008 reflected a decrease of $903,000 in revenues from clients from which we derived revenue in both periods. This decreased revenue was mainly due to lower calling volume primarily in the collections industry, and was partially offset by an increase of $747,000 in revenues from new clients.
Cost of Revenues and Gross Profit

	Three Months Ended September 30,				Quarter-to-
	2009		2008		Quarter Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
			(dollars in thousands)

Cost of revenues	$4,202	40.2%	$4,155	39.1%	$47	1.1%
Gross profit	6,255	59.8	6,458	60.9	(203)	(3.1)
The $47,000 increase in cost of revenues for the three months ended September 30, 2009 as compared to the same period in 2008 reflected a $518,000 increase in telephony expense, as well as increased personnel and other administrative related costs of $79,000 and support and maintenance fees of $39,000. These increases were partially offset by a $426,000 decrease in telephony expense related to lower delivery and circuit costs and a $214,000 decrease in depreciation expense due to a lower depreciable base of our property and equipment infrastructure. The decrease in gross margin for the three months ended September 30, 2009 as compared to the same period in 2008 reflected lower price structure agreements entered into with some of our clients.
Operating Expenses

	Three Months Ended September 30,				Quarter-to-
	2009		2008		Quarter Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)

Research and development	$1,420	13.6%	$1,283	12.1%	$137	10.7%
Sales and marketing	3,704	35.4	4,659	43.9	(955)	(20.5)
General and administrative	1,831	17.5	2,050	19.3	(219)	(10.7)
Impairment of goodwill	—	0.0	208	2.0	(208)	(100.0)

Total operating expenses	$6,955	66.5%	$8,200	77.3%	$(1,245)	(15.2)%

Research and Development. The $137,000 increase in research and development expenses for the three months ended September 30, 2009 as compared to the same period in 2008 was primarily attributable to a $68,000 increase in personnel related costs, as well as a $67,000 increase in outside consulting service fees and temporary help.
Sales and Marketing. The $955,000 decrease in sales and marketing expenses for the three months ended September 30, 2009 as compared to the same period in 2008 resulted primarily from a $567,000 decrease in employee compensation costs, a $226,000 decrease in travel and entertainment costs, and a $104,000 decrease in recruiting fees primarily as a result of fewer sales and marketing personnel.
General and Administrative. The $219,000 decrease in general and administrative expenses for the three months ended September 30, 2009 as compared to the same period in 2008 consisted principally of a $108,000 decrease in recruiting costs, a $54,000 decrease in outside consulting fees, as well as a $37,000 decrease in personnel related costs.

Impairment of Goodwill. The $208,000 decrease in the impairment of goodwill for the three months ended September 30, 2009 as compared to the same period in 2008 was due to a $208,000 charge that resulted from our determination that an impairment of the carrying value of our goodwill had occurred during the third quarter of 2008.
Operating Loss and Other Income

	Three Months Ended September 30,				Quarter-to-
	2009		2008		Quarter Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)

Operating loss	$(700)	(6.7)%	$(1,742)	(16.4)%	$1,042	59.8%
Other income:
Interest income	11	0.1	233	2.2	(222)	(95.3)

Total other income	11	0.1	233	2.2	(222)	(95.3)

Net loss	$(689)	(6.6)%	$(1,509)	(14.2)%	$820	54.3%

The $222,000 decrease in total other income for the three months ended September 30, 2009 as compared to the same period in 2008 resulted from a decrease in interest income due to a decline in the interest rates on the funds in which we invested our cash balance.
Comparison of Nine Months Ended September 30, 2009 and 2008
Revenues

	Nine Months Ended September 30,				Nine Month
	2009		2008		Period Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)

Revenues	$29,574	100.0%	$32,556	100.0%	$(2,982)	(9.2)%
The $3.0 million decline in revenues for the nine months ended September 30, 2009 as compared to the same period in 2008 reflected a decrease of $4.6 million in revenues from clients from which we derived revenue in both periods. This decreased revenue was due to lower calling volume in the collections industry, and was partially offset by an increase of $1.6 million in revenues from new clients.
Cost of Revenues and Gross Profit

	Nine Months Ended September 30,				Nine Month
	2009		2008		Period Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)

Cost of revenues	$11,740	39.7%	$12,555	38.6%	$(815)	(6.5)%
Gross profit	17,834	60.3	20,001	61.4	(2,167)	(10.8)
The $815,000 decrease in cost of revenues for the nine months ended September 30, 2009 as compared to the same period in 2008 consisted primarily of a $759,000 decrease in telephony expense related to lower client usage, a $615,000 decrease in depreciation expense due to a lower depreciable base of our property and equipment infrastructure, and a $949,000 decrease in delivery and circuit costs. These decreases were partially offset by an increase in text messaging and other channel delivery costs of $1.1 million, an increase in payroll expense of $208,000 due to a larger number of billable client management projects worked on during the current quarter, and a $125,000 increase in support and maintenance fees. The decrease in gross margin for the nine months ended September 30, 2009 as compared to the same period in 2008 reflected lower price structure agreements entered into with some of our clients.

Operating Expenses

	Nine Months Ended September 30,				Nine Month-
	2009		2008		Period Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)
Research and development	$4,186	14.2%	$3,834	11.8%	$352	9.2%
Sales and marketing	10,875	36.8	13,500	41.5	(2,625)	(19.4)
General and administrative	6,045	20.4	7,969	24.4	(1,924)	(24.1)
Impairment of goodwill	121	0.4	208	0.6	(87)	(41.8)

Total operating expenses	$21,227	71.8%	$25,511	78.3%	$(4,284)	(16.8)%

Research and Development. The $352,000 increase in research and development expenses for the nine months ended September 30, 2009 as compared to the same period in 2008 was primarily attributable to a $210,000 increase in personnel related costs, as well as a $112,000 increase in outside consulting service fees and temporary help.
Sales and Marketing. The $2.6 million decrease in sales and marketing expenses for the nine months ended September 30, 2009 as compared to the same period in 2008 resulted primarily from a $1.6 million decrease in employee compensation costs, a $750,000 decrease in travel and entertainments costs, and a $141,000 decrease in recruiting fees primarily as a result of fewer sales and marketing personnel.
General and Administrative. The $1.9 million decrease in general and administrative expenses for the nine months ended September 30, 2009 as compared to the same period in 2008 consisted principally of $1.9 million decrease in legal fees incurred in conjunction with our lawsuit against URS during the second quarter of 2008. Additionally, outside consulting services fees decreased $201,000, recruiting costs decreased $110,000, and outside professional services fees decreased $90,000. This was partially offset by an increase in employee compensation costs of $393,000 primarily as a result of executive separation pay due to the resignation of our president and chief executive officer during the second quarter of 2009.
Impairment of Goodwill. The $87,000 decrease in the impairment of goodwill for the nine months ended September 30, 2009 as compared to the same period in 2008 resulting from fewer quarterly impairment related charges on our goodwill balance during the first nine months of 2009 than during that same period in 2008.
Operating Loss and Other Income

	Nine Months Ended September 30,				Nine Month
	2009		2008		Period Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
			(dollars in thousands)

Operating loss	$(3,393)	(11.5)%	$(5,510)	(16.9)%	$2,117	38.4%
Other income:
Interest income	66	0.3	798	2.5	(732)	(91.7)
Gain on litigation settlement	—	—	4,600	14.1	(4,600)	(100.0)

Total other income	66	0.3	5,398	16.6	(5,332)	(98.8)

Net loss	$(3,327)	(11.2)%	$(112)	(0.3)%	$(3,215)	*

*	Not Meaningful
The $5.3 million decrease in other income for the nine months ended September 30, 2009 as compared to the same period in 2008 resulted from $4.6 million received in connection with the settlement of our lawsuit with URS during the second quarter of 2008, as well as a decrease in interest income of $732,000 due to a decline in the interest rates on the funds in which we invested our cash balance.
Liquidity and Capital Resources
Resources
Since our inception, we have funded our operations with proceeds from issuances of preferred stock, borrowings under credit facilities, proceeds from our initial public offering in November 2007 and, more recently, cash flow from operations.
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
Credit Facility Borrowings
On November 2, 2009, we entered into a credit facility with Silicon Valley Bank that provides a working capital line of credit for up to the lesser of (a) $1.5 million or (b) 80% of eligible accounts receivable, subject to specified adjustments. This credit facility will expire by its terms on November 1, 2010. As of September 30, 2009, we had utilized $426,000 in connection with our predecessor credit facility and were in compliance with all covenants set forth in the predecessor credit facility.
Operating Cash Flow
For a discussion of our cash flow from operating activities, see “— Additional Key Measures of Financial Performance.”
Working Capital
The following table sets forth selected working capital information:

	September 30,	December 31,
	2009	2008
	(In thousands)

Cash and cash equivalents	$37,126	$37,425
Accounts receivable, net of allowance for doubtful accounts	6,153	6,641
Working capital	40,600	41,665
Our cash and cash equivalents at September 30, 2009 were unrestricted and held for working capital purposes. These funds were invested primarily in government-based money market funds. We do not enter into investments for trading or speculative purposes.
Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. Fluctuations vary depending on cash collections, client mix and the volume of monthly usage of our services.
Requirements
Capital Expenditures
In recent years, we have made capital expenditures primarily to acquire computer hardware and software and, to a lesser extent, furniture and leasehold improvements to support the growth of our business. Our capital expenditures totaled $804,000 for the nine months ended September 30, 2009. We intend to continue to invest in our infrastructure in an effort to ensure our continued ability to enhance our platform, introduce new features and complementary services, and maintain the reliability of our network. We also intend to make investments in computer equipment and systems as we continue to grow our business. We expect our capital expenditures for these purposes will total approximately $400,000 for the last three months of 2009.
Contractual Obligations and Requirements
On February 26, 2008, we acquired substantially all of the assets of Mobile Collect, Inc. Mobile Collect is a privately held company that provided text messaging and mobile communications solutions. The acquisition included cash payments of $500,000 upon closing and requires contingent cash payments of up to $2 million payable through 2013 in the event that certain established financial targets are satisfied through the operation of the acquired assets. As of September 30, 2009, $95,000 contingent cash payments were payable to the stockholders of Mobile Collect. Contingent cash payments of up to $1.5 million remain and these future payments, if any, are due quarterly.
Except for the contingent cash payments that may be required in connection with the acquisition of the assets of Mobile Collect, our contractual obligations have remained substantially unchanged from those reported in our Annual Report on Form 10-K for the year ended December 31, 2008.
Off-Balance-Sheet Arrangements
As of September 30, 2009, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the SEC.

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
Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board issued amendments to the accounting and disclosure requirements for revenue recognition. These amendments are effective for fiscal years beginning on or after June 15, 2010 and early adoption is permitted. We expect to adopt the amendments beginning January 1, 2011. The new guidance modifies the criteria for recognizing revenue in multiple element arrangements. We believe that adoption of this new guidance will not have a material impact on our financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.
At September 30, 2009, we had unrestricted cash and cash equivalents totaling $37.1 million. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents were held for working capital purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.
Item 4. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
In addition, our success will depend on our ability to market our full range of communication services to additional organizations. Some organizations may be reluctant or unwilling to use AVM and other on-demand communication services for a number of reasons, including the perceived effectiveness of these services based on other delivery channels, such as direct mail and web, or other technologies, such as interactive voice response systems and predictive dialers. In addition, organizations may lack knowledge about the potential benefits that these services can provide. An organization may determine that it can achieve the same, or a higher, level of performance and results from services based on other delivery channels or technologies. Even if an organization determines that our on-demand communication services offer benefits superior to other customer contact products and services, it might not use our services because it has previously invested in alternative products or services or in internally developed messaging equipment, because it can obtain acceptable performance and results from alternative products and services available at a lower cost, or because it is unwilling to deliver customer information to a third-party vendor. Moreover, an organization may determine not to use communications products and services due to the application, or potential application, of one or more of a variety of laws and regulations, as described below under “Risks Related to Regulation of Use of Our Services.”
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
In recent years, we have focused our AVM sales and marketing activities on the collection process and have targeted large in-house collection departments, as well as collection agencies. Revenues from these collection businesses represented approximately 75% of our revenues for the first nine months of 2009, 80% of our revenues in 2008, 83% of our revenues in 2007 and 80% of our revenues in 2006. We expect that revenues from the collection businesses will continue to account for a substantial part of our revenues for the foreseeable future.
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
Moreover, two clients accounted for a total of 30% of our revenues for the first nine months of 2009, 31% of our revenues in 2008 and 29% of our revenues in 2007. These clients are in the collection agencies industry and a large in-house collection department of a telecommunications business. In addition to the risks associated with collections businesses in general, our business, financial condition and operating results would be negatively affected if these clients were to significantly decrease the extent to which they use our AVM services.
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
Our clients’ campaigns are handled through a mix of telecommunication carriers and data carriers. We rely on these carriers to handle millions of customer contacts each day. We have contracts with these carriers that can be terminated by either party at the end of the contract term upon written notice delivered by either party a specified number of days before the end of the term. In addition, we can terminate the contracts at any time upon written notice delivered a specified number of days in advance, subject to the payment of specified termination charges. If a contract is terminated, we might be unable to obtain pricing on similar terms from another carrier, which would affect our gross margins and other operating results.
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
Our industry is highly fragmented, and we believe it is likely that some of our existing competitors will consolidate or will be acquired. For example, Blackboard, a provider of enterprise software and services to the education community, acquired The NTI Group, Inc., a provider of mass messaging and notifications solutions for educational and government organizations, in January 2008. In addition, some of our competitors may enter into new alliances with each other or may establish or strengthen cooperative relationships with systems integrators, third-party consulting firms or other parties. Any such consolidation, acquisition, alliance or cooperative relationship could lead to pricing pressure and our loss of market share and could result in a competitor with greater financial, technical, marketing, service and other resources, all of which could have a material adverse effect on our business, operating results and financial condition.
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
Historically, we have focused our sales and marketing efforts principally on organizations located in the United States. Organizations in the United States accounted for substantially all of our revenues for the first nine months of 2009 and each of 2008, 2007 and 2006. We have begun to commence operations outside the United States by, for example, establishing relationships with telephone carriers that enable the SoundBite Intelligent Communications Platform to deliver calls internationally. Those operations would be subject to a number of risks and potential costs, including:
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
We were founded and began offering our on-demand AVM services in 2000. Investors must consider our business and prospects in light of the risks, expenses and difficulties we encounter as a relatively new company in a rapidly changing market, including:
•	a single service offering accounted for a substantial majority of our revenues for the nine months ended September 30, 2009, and we face risks in developing complementary services or new service offerings;

•	we could encounter difficulties in managing the growth, if any, of our business; and

•	we could be unable to forecast accurately the behavior of existing and potential clients or the demand for customer contact services.
We could fail to address one or more of these risks successfully. In addition, due to our relatively limited history, any historical operating, financial or business information relating to our operations might not be indicative of future results. We incurred a net loss for the nine months ended September 30, 2009 and in each of 2008 and 2006, and we cannot assure you that we will be able to generate net income in any future fiscal year or quarter or that we will be able to forecast accurately our operating results for any future fiscal year or quarter.
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
Revenues from clients in the collections industry and large in-house, or first-party, collection departments represented approximately 75% of our revenues in the first nine months of 2009, 80% of our revenues in 2008, 83% of our revenues in 2007 and 80% of our revenues in 2006. These clients’ use of our services is affected by an array of complex federal and state laws and regulations. The U.S. Fair Debt Collection Practices Act, or FDCPA, limits debt collection communications by clients in the collection agencies industry, including third parties retained by creditors. For example, the FDCPA prohibits abusive, deceptive and other improper debt collection practices, restricts the timing and content of communications regarding a debt or a debtor’s location, and allows consumers to opt out of receiving debt collection communications. In general, the FDCPA also prohibits the use of debt collection calls to cause debtors to incur more debt. Many states impose additional requirements on debt collection communications, including limits on the frequency of debt collection calls, and some of those requirements may be more stringent than the comparable federal requirements. Moreover, regulations governing debt collection calls are subject to changing interpretations that may be inconsistent among different jurisdictions. Our business, financial position and operating results could be substantially harmed by the adoption or interpretation of U.S. federal or state laws or regulations that make our services either unavailable or less attractive for debt collection communications by existing and potential clients.
We provide our services for use by creditors and debt collectors, but we do not believe that we are a debt collector for purposes of these U.S. federal or state regulations. An allegation by one or more jurisdictions that we are a debt collector for purposes of their regulations could cause existing or potential clients not to use our services, harm our reputation, subject us to administrative proceedings, or result in our incurring significant legal fees and other costs. If it were to be determined that we are a debt collector for purposes of the regulations of one or more jurisdictions, we could be exposed to government enforcement actions and regulatory penalties and would be subject to additional rules, including licensing and bonding requirements. The costs of complying with these rules could be substantial, and we might be unable to continue to offer our services for debt collection communications in those jurisdictions, which would have a material adverse effect on our business, financial condition and operating results. In addition, if clients use our services in violation of limits on the content, timing and frequency of their debt collection communications, we could be subject to claims by consumers that result in costly legal proceedings and that lead to civil damages, fines or other penalties.
We could be subject to significant penalties or damages if our clients violate U.S. federal or state restrictions on the use of artificial or prerecorded messages to contact wireless telephone numbers, and our business and operating results could be substantially harmed if those restrictions make our services unavailable or less attractive.
Under the U.S. Telephone Consumer Protection Act, it is unlawful to use an automatic telephone dialing system or an artificial or prerecorded message to contact any cellular or other wireless telephone number, unless the recipient previously has consented to receiving this type of message. Our services involve the use of artificial and prerecorded messages. Although our service are designed to enable a client to screen a contact list to remove wireless telephone numbers, a client may determine that voice or text messages to certain wireless telephone numbers are permitted because the recipients previously have consented to receiving artificial or prerecorded messages. We cannot ensure that, in using our services for a campaign, a client removes from its contact list the names of all persons who are associated with wireless telephone numbers and who have not consented to receiving artificial or prerecorded messages or, in particular, that the client properly interprets and applies the exemption for recipients who have consented to receiving such messages. Many states have enacted restrictions on using automatic dialing systems and artificial and prerecorded messages to contact wireless telephone numbers, and some of those state requirements may be more stringent than the comparable federal requirements.
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
The use of our services for marketing communications is affected by extensive federal and state telemarketing regulation. The Telemarketing and Consumer Fraud and Abuse Prevention Act and Telephone Consumer Protection Act, among other U.S. federal laws, empower both the Federal Trade Commission, or FTC, and the Federal Communications Commission, or FCC, to regulate interstate telephone sales calling activities. The FTC’s Telemarketing Sales Rule and analogous FCC rules require us to, for example, transmit Caller ID information, disclose certain information to call recipients, and retain certain business records. FTC and FCC rules proscribe misrepresentations, prohibit the abandonment of telemarketing calls and limit the timing of calls to consumers. Both the FTC and FCC also prohibit telemarketing calls to persons who have placed their numbers on the national Do-Not-Call Registry, except for calls made with an existing business relationship (EBR) or subject to other limited exceptions. If we fail to comply with applicable FTC and FCC telemarketing regulations, we may be subject to substantial regulatory fines or other penalties as well as contractual claims by clients for damages, and our reputation may be harmed. The FTC’s Telemarketing Sales Rule, for example, imposes fines of up to $16,000 per violation. The FCC may also impose forfeitures of up to $16,000 per violation of its telemarketing rules. If clients use our services in a manner that violates any of these telemarketing regulations, the FTC or FCC may seek to subject us to regulatory fines or other penalties, even if the violation did not result from a failure of our services.
In addition, in 2008, the FTC adopted an amendment to the Telemarketing Sales Rule requiring that “express written consent” be obtained for all pre-recorded sales calls that are delivered as of September 1, 2009. Thus, organizations that attempt to sell goods or services through the use of pre-recorded messages will need to take the extra step to obtain “opt-in” from their consumers before pre-recorded sales calls can be delivered, even with respect to consumers with whom the organization has an EBR. We cannot ensure that, in using our services for a campaign, a client will obtain appropriate “opt-in” authorization before placing prerecorded telemarketing calls or that the client properly interprets and applies the “opt-in” requirement. If clients use our services to place unauthorized calls or in a manner that otherwise violates FTC or FCC restrictions on prerecorded telemarketing calls, U.S. federal or state authorities may seek to subject us to substantial regulatory fines or other penalties, even if the violation did not result from a failure of our screening mechanisms.
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
Our collection, use and disclosure of personal information are affected by numerous privacy, security and data protection regulations. We are subject to the FTC’s Gramm-Leach-Bliley Privacy Act when we receive nonpublic personal information from clients that are treated as financial institutions under those rules. These rules restrict disclosures of consumer information and limit uses of such information to certain purposes that are disclosed to consumers. The related Gramm-Leach-Bliley Safeguards Rule requires our financial institution clients to impose administrative, technical and physical data security measures in their contracts with us. Compliance with these contractual requirements can be costly, and our failure to satisfy these requirements could lead to regulatory penalties or contractual claims by clients for damages.
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
Many jurisdictions, including the majority of states, have data security laws including data security breach notification laws. When our clients operate in industries that have specialized data privacy and security requirements, they may be subject to additional data protection restrictions. For example, the federal Health Insurance Portability and Accountability Act, or HIPAA, regulates the maintenance, use and disclosure of personally identifiable health information by certain health care-related entities. States may adopt privacy and security regulations that are more stringent than federal rules, and we may be required by such regulations to establish comprehensive data security programs that could be costly. If we experience a breach of data security, we could be subject to costly legal proceedings that could lead to civil damages, fines or other penalties. We or our clients could be required to report such breaches to affected consumers or regulatory authorities, leading to disclosures that could damage our reputation or harm our business, financial position and operating results.
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
Outside of the United States, our business is likely to be subject to more stringent data protection regulations. For example, the Canadian Personal Information Protection and Electronics Documents Act and similar Canadian provincial laws restrict the use, collection, and disclosure of personal information, require security safeguards, and could require contractual commitments in our client contracts. The European Union Directive on Data Protection and national implementing laws restrict collection, use and disclosure of personal data in European Union countries and prohibits transfers of this information to the United States unless specified precautions are implemented.
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
As of November 1, 2009, our executive officers and directors and their affiliated entities, in the aggregate, beneficially owned 55% of our outstanding common stock. In particular, affiliates of North Bridge Ventures Partners, including James A. Goldstein, one of our directors, in the aggregate, beneficially owned 29% of our outstanding common stock. Our executive officers, directors and their affiliated entities, if acting together, are able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. These stockholders may have interests that differ from those of other investors, and they might vote in a way with which other investors disagree. The concentration of ownership of our common stock could have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and could negatively affect the market price of our common stock.
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

Item 6. Exhibits

Exhibit					Exhibit
Number	Description of Exhibit	Filed Herewith	Form	Date Filed with SEC	Number
10.1	Loan and Security Agreement dated as of November 2, 2009 between Silicon Valley Bank and the Registrant	X

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SoundBite Communications, Inc.
Date: November 6, 2009	By:	/s/ James A. Milton
James A. Milton
President and Chief Executive Officer

Date: November 6, 2009	By:	/s/ Robert C. Leahy
Robert C. Leahy
Chief Operating Officer and Chief Financial Officer