Form 10-K
period 2009-12-31
SOUNDBITE COMMUNICATIONS INC
filed 2010-03-02
CIK 1163698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of February 15, 2010, the aggregate market value of common stock (the only outstanding class of common equity of the registrant) held by non-affiliates of the registrant was $26.3 million based on a total of 7,607,508 shares of common stock held by non-affiliates and on a closing price of $3.46 on June 30, 2009 for the common stock as reported on The NASDAQ Global Market.

As of February 15, 2010, 16,312,350 shares of common stock were outstanding.

Documents Incorporated by Reference

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after December 31, 2009. Portions of such proxy statement are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K.

SOUNDBITE is our registered service mark in the United States, and SOUNDBITE AGENT PORTAL, SOUNDBITE DIALOG ENGINE and SOUNDBITE ENGAGE are our service marks. This annual report on Form 10-K also includes trademarks, trade names and service marks of other entities.

i

Forward-Looking Information

This annual report on Form 10-K contains, in addition to historical information, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act, including information relating to revenues generated from our on-demand automated voice messaging service to businesses, governments and other organizations, our efforts to expand our presence in large in-house, or first-party, collection departments, and other functional departments, of organizations and in, expected increases in cost of revenues, our expected gross margins for future periods, our spending on research and development, our ability to remain competitive and achieve future growth, information with respect to other plans and strategies for our business and factors that may influence our revenues for 2010 and thereafter. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions are intended to identify our forward-looking statements. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties including those described in “Item 1A. Risk Factors” and elsewhere in this annual report and that are otherwise described from time to time in our reports filed with the SEC after the filing of this annual report. The forward-looking statements included in this annual report represent our estimates as of the date of this annual report. We specifically disclaim any obligation to update these forward-looking statements in the future, except as specifically required by law or the rules of the SEC. These forward-looking statements should not be relied upon as representing our estimates or views as of any date subsequent to the date of this annual report.

This annual report on Form 10-K also contains market data related to our business and industry. These market data include projections that are based on a number of assumptions. If these assumptions turn out to be incorrect, actual results may differ from the projections based on these assumptions. As a result, our markets may not grow at the rates projected by these data, or at all. The failure of these markets to grow at these projected rates may have a material adverse effect on our business, results of operations, financial condition and the market price of our common stock.

PART I

Item 1.	Business

Overview

We provide an on-demand, multi-channel proactive customer communications service that enables organizations to design, execute and measure communication campaigns for a variety of marketing, customer care, payment and collection processes. Clients use our SoundBite Engage platform to communicate with their customers through voice, text and email messages that are relevant, timely, personalized and engaging.

Our service is provided using a multi-tenant architecture that enables a single platform to serve all of our clients cost-effectively. To use our service, an organization does not need to invest in or maintain new hardware or to hire and manage dedicated information technology staff. In addition, we are able to implement new features on our platform that become part of our service automatically and can benefit all clients immediately. Our secure platform is designed to serve increasing numbers of clients and growing demand from existing clients, enabling the platform to scale reliably and cost-effectively.

In 2009 our service was used by more than 200 organizations, which were comprised principally of large business-to-consumer companies in the financial services, telecommunications and media, retail, and utilities, as well as companies in the collections industry. In 2009, our service was used by 7 of the 10 largest global issuing banks, 7 of the 10 largest U.S. telecommunications and media providers, 5 of the 20 largest U.S. retailers, and 12 of the 20 largest U.S. utility providers. Our clients also include approximately 90 collections agencies. Our clients are located principally in the United States, with a limited number located in Canada and Europe.

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

Industry Background and Trends

Improving customer communications is a key strategy by which businesses and other organizations can increase revenue, drive market share and control operational costs. In recent years, businesses have begun to implement proactive customer communications, or PCC, solutions in order to help them build trusted, long-term, profitable relationships with their customers. With a proactive customer communication, a timely message can be sent to a customer’s preferred access device using one or more communications channels enabling the customer to respond immediately over the customer’s preferred communications channel. In September 2008, Forrester Consulting estimated that 75% of organizations intend to increase their investments in PCC solutions during the next two to three years.

Shift from Reactive to Proactive Customer Communications

Traditionally, businesses have focused their customer communications on responding quickly and effectively to customer inquiries and requests. These reactive communications are of limited effectiveness, however, in helping a business build strong customer relationships that will lead to further revenue opportunities.

In recent years, new technologies have made it feasible for businesses to communicate with their customers proactively, initiating outbound messages rather than waiting to respond to inbound customer inquiries. Proactive customer communications enable businesses to communicate more effectively and efficiently throughout the customer lifecycle as the customer considers, purchases and uses a product or service. By proactively communicating timely and relevant information to their customers, businesses can increase customer satisfaction and loyalty to drive revenue and can reduce inbound communications, resulting in operational cost savings.

Initially, PCC solutions were adopted for collections and simple one-way notifications, where large numbers of communications needed to be delivered quickly and reliably. In collection applications, PCC solutions often supplant on-premise predictive dialers, which automatically dial batches of telephone numbers, detect how the calls are answered, screen busy signals and answering machines, and then pass live calls to contact center agents. Because predictive dialers are designed primarily for call handling by a live agent, they do not deliver the same cost savings as automated PCC applications. Unlike multi-channel PCC solutions, predictive dialers communicate only through voice messaging, which limits the ability of a business to personalize customer communications and to accommodate customer preferences for varied communications channels. Moreover, predictive dialers are typically limited in the flexibility they provide and lack the capability to scale quickly.

More recently, several consumer communications trends have been driving the implementation of PCC solutions for marketing, customer care, and payment applications:

•	Consumers now access and exchange information over a variety of communications channels, including email, text messaging, the Internet, instant messaging, social media and voice. Communicating with customers through varying and multiple channels will generally increase response rates.

•	As they have gained experience with multiple communications channels, consumers have developed stronger preferences for the types of communications they wish to receive and the channels by which those communications are received. According to a May 2009 Forrester Consulting publication, organizations that honored consumer communications preferences reported substantial business benefits, including higher response rates, stronger customer relationships and improved customer experiences — all of which resulted in higher revenue and profitability.

•	Consumers increasingly rely on their mobile devices and mobile device applications and no longer consider the home phone, if it exists, as their primary communications device. With more than 4.6 billion mobile subscribers around the world, businesses need to leverage the multiple communications channels accessible from a mobile device in order to provide relevant and timely information to customers effectively and efficiently.

Changing market dynamics — including increased competition, heightened expectations for customer service, rising costs of customer service, a dynamic regulatory environment, and a weak economy — have further heightened the need for businesses to shift from reactive to proactive customer communications. In order to increase customer loyalty and satisfaction and generate more revenue at a lower cost, businesses cannot simply wait for customers to contact them.

Requirements for PCC Solutions

Businesses increasingly require a comprehensive PCC solution that will enable them to communicate proactively throughout the customer life-cycle via marketing, customer care, payments and collections applications. Based on our review of third-party reports and other information, we estimate that the market for PCC solutions will grow from $1.3 billion in 2010 to $1.6 billion in 2012, representing a compounded annual growth rate of 12%.

A PCC solution must enable businesses to communicate through key existing channels such as voice, text and email, and be designed with the ability to add support for other channels as they emerge and become widely adopted. It must offer businesses the flexibility to use the most appropriate channel based on a customer’s communications preferences, the channel’s efficacy, the message content or other business goals. The PCC solution should provide a business with a unified view of its customers’ communications in order to facilitate consistent and personalized communications at every stage in the customer lifecycle. It should have the ability to capture and manage an increasing variety of both customer and client preferences related to the communication outreach. In addition, the PCC solution should increase contact center efficiencies not only by further increasing the productivity of contact center agents, but also by facilitating “agentless” communications where appropriate.

In order to support coherent preference-based multi-channel communications, a PCC solution should be available as an on-demand, or software-as-a-service (or SaaS), delivery model. An on-demand model enables a PCC solution to be delivered and deployed to a business quickly and cost-effectively in order to meet the fast-changing requirements of the PCC market. Moreover, an on-demand platform can provide the flexible, robust architecture needed to respond to — and take advantage of — current and future technological advances and consumer communication trends.

Our Solution

Clients can design, execute and measure proactive customer communications across the customer lifecycle using SoundBite Engage, our on-demand, multi-channel communications platform. Our on-demand service and related client management services are designed to help clients communicate with their customers through interactive dialogs that are relevant, timely, personalized and engaging.

Organizations use our service to initiate and manage campaigns for a variety of marketing, customer care, payment and collection processes. We assist clients in selecting service features and adopting best practices that will enable them to use our multi-channel PCC platform effectively. We offer performance analytical capabilities to assist clients in improving the design and execution of their campaigns. Our secure platform is designed to scale reliably and cost-effectively. Key benefits of our service for clients include:

Communications via multiple channels.  Using our service, clients can interact with their customers by voice, text or email, or by blending a combination of those channels. As a result, a client can select a channel or channels based on a combination of a customer’s channel preferences, the channel’s efficacy, the message content and other business goals.

Lower total cost of ownership.  Our service, unlike an on-premise predictive dialer, does not require clients to invest in or maintain new hardware, or to hire and manage dedicated information technology, or IT, staff. Because new features are implemented on our platform, they become part of our service automatically and benefit clients immediately.

Automation of communications.  Clients can reduce their contact center expense by using our service to fully automate a variety of customer communications, ranging from simple one-way notifications to more sophisticated customer interactions such as surveys or payments.

Improvement of contact center performance.  Our service automates many of the routine tasks otherwise handled by a contact center agent, thus reducing operating costs and freeing agents to focus on more significant tasks. By intelligently routing messages to the appropriate agent, our service provides those agents with access to customer data and alternative channels to interact with customers, thereby increasing agent productivity.

Burstable capacity.  Our platform has the ability to initiate more than one million outbound messages each hour. This capacity enables clients to “burst” extremely large campaigns during short time periods, when customers are most likely to be responsive.

Rapid initiation and modification of campaigns.  A new client can initiate its first campaign using our service in a period as short as a week, using only its existing contact center infrastructure and Internet connections. New clients avoid the delay associated with installing the hardware and software required for an on-premise predictive dialer. Using the performance analytics of our service, clients can improve the design and execution of existing campaigns immediately by self service or quickly through our professional services organization.

Our Strategy

Our objective is to become the leading global provider of on-demand, multi-channel PCC solutions. To achieve this goal, we are pursuing the following:

Target large B2C companies.  We increasingly are focusing on large business-to-consumer, or B2C, companies in the financial services, telecommunications and media, retail, and utility industries, all of which are characterized by the need for regular interactions with large consumer bases throughout phases of the customer lifecycle. Our service is used by 7 of the 10 largest global issuing banks, 7 of the 10 largest U.S. telecommunications and media providers, 5 of the 20 largest U.S. retailers, and 12 of the 20 largest U.S. utility providers. We will seek to both broaden and deepen our existing relationships with large B2C clients while expanding our penetration of new clients in our targeted industries.

Extend technology leadership.  In December 2009 we announced the availability of SoundBite Engage, our on-demand, multi-channel PCC platform. SoundBite Engage builds upon our award-winning technology by offering new features that facilitate interactive communications between clients and their customers, including automated and agent-assisted customer dialog over the text messaging channel. We will continue to invest in our PCC platform by offering key new features, supporting additional communications channels and expanding our support for preference management.

Target international companies.  Our service can be used to address opportunities and challenges outside of the United States, although we currently only have a limited number of clients that use our service internationally. We have enhanced our service offering to enable us to deliver multi-channel proactive customer communications in countries outside the United States, and we plan to begin marketing our service internationally, both directly and through our partners, commencing in Europe.

Increase revenue from the indirect channel.  We partner with resellers, solution providers, original equipment manufacturers or OEMs, and international distributors in order to broaden our distribution reach. In January 2009 we launched our Business Partner Program to enable us to offer our service more broadly within our target markets, to enter new vertical markets, to augment our international expansion, and to sell cost effectively to smaller organizations. We will seek to increase our revenues from the indirect channel both by leveraging existing relationships and by selectively recruiting additional new partners.

Selectively seek strategic acquisitions.  To complement and accelerate our internal growth, we will selectively pursue acquisitions of businesses, technologies and products that will expand the feature set of our service, provide access to new markets or clients, or otherwise complement our existing operations. For example, in 2008 we acquired substantially all of the assets of Mobile Collect, Inc., a provider of text messaging and mobile communications solutions.

Our On-Demand Service

Clients use the SoundBite Engage platform to create and manage campaigns for a variety of marketing, customer care, payments and collections processes. A campaign is a series of communications with a targeted group of customers, typically for a defined period of time. The targeted group is identified by a contact list containing customer-specific attributes, including first and last names, telephone numbers, e-mail addresses and other information specific to the campaign. A campaign often encompasses multiple passes through the contact list. Campaigns can be conducted using contact center agents or on an agentless basis. Sample campaigns include:

Marketing	Customer Care	Payments	Collections

• Loyalty programs • Promotions • Service activations	• Delivery notifications • Program enrollment • Surveys	• Payment reminders • Self-service payments • Expedited payments	• Contingent collections • Early-stage collections • Settlement offers

Our service is provided using a multi-tenant architecture, which enables a single PCC platform to serve all of our clients cost-effectively. To use our service, an organization does not need to invest in or maintain new hardware or to hire and manage dedicated information technology staff. In addition, we are able to implement new features on our platform that become part of our service automatically and can benefit all clients immediately. As a result, a new client can begin using our service within a few days and take advantage of new features as they become available.

Our secure platform is designed to serve increasing numbers of clients and growing demand from existing clients, enabling the platform to scale reliably and cost-effectively. We provide our service under a usage-based pricing model. We will use our platform to introduce additional features, which we expect to offer using either a usage-based or subscription pricing model.

The following diagram illustrates the key elements of our SoundBite Engage platform, which we use to provide our service:

Client Access Layer.  Clients access our service using one of the following secure interfaces:

Client Web Interface enables a client, using a web browser, to upload contact lists, initiate and manage campaigns, and generate near real-time customized reports. All of our platform features can be accessed through this secure, easy-to-use interface, which makes our service available to clients on a self-service basis.

FTP Automation facilitates a client’s uploading of contact lists and other information by providing the ability for a client to transfer at a pre-determined time a file using a variety of transfer protocols. Protocols supported include FTP, FTPS and SFTP.

Web Services API allows a client’s systems to interact directly with our platform. Web Services API is an application programming interface that provides clients with the ability to load information directly from any customer information management system. This approach also enables additional applications, such as fraud notifications and enhanced computer telephony integrations that rely on real-time data exchange.

Agent Portal is a web-based user interface that enables automated and agent-assisted interactive customer communications over the voice and text messaging channels. Clients use Agent Portal to support messages that, because of message content or business rules, are best handled by a customer support agent. Agent Portal allows agents to log in and view message history and to interact with customers in real-time. SoundBite Engage can seamlessly transition between fully automated and agent-assisted dialogs, and supervisors can monitor agent activity as well as an overall campaign status.

Enterprise Management.  This component provides a client with the ability to manage, using a single control panel, all campaigns in any of the client’s accounts. Accounts and privileges can be created and customized at the enterprise level for greater security. The Enterprise Management component allows a client to share interaction scripts and suppression lists across the client’s entire enterprise, and reports covering all of the client’s accounts can be provided on an enterprise-wide basis.

Core Components.  Our platform includes the following core components, each of which can be accessed via the web or by integrating a client’s customer management system with our platform:

Contact and Preference Management manages the importing and accessing of a client’s contact list. This component also manages contact suppression, which removes one or more contacts from a campaign either before the campaign begins or while the campaign is progressing. For example, contacts may be suppressed due to a customer that previously expressed a preference not to receive the proposed type of communication or a recipient that takes the requested action before all of the passes within a campaign are completed.

Campaign Strategy Manager defines the frequency and nature of the customer interactions to be employed to achieve the goals of a campaign. This component includes the following features:

•	Flexible scripting languages to control the client interactions. This enables a client interaction to be both highly personalized and dynamic in nature.

•	Multi-Pass Campaigns effects multiple overlapping passes through a contact list in accordance with client-defined parameters, in order to maximize contact list penetration and response rates. These passes may span different channels, occur over multiple days, and define the escalation conditions in which our service moves to a different phone number or e-mail address within a campaign.

•	Contact Ordering prioritizes contacts based on client-specified criteria or on the likelihood that customers will be reached at a particular time.

Campaign and Contact Center Management supports the initiation and management of campaigns. For those campaigns that require agents, this component manages the routing of qualified customers to agents and seeks to maximize the use of agents’ time while minimizing customers’ wait time. This component includes the following features:

•	Pacing provides a client with the ability to select a model to control the rate of outgoing messages. The model selected may be either fixed-rate, time-based (rate determined by a time window) or agent- based. For Pacing involving contact center agents, adjustments are made based on factors such as agent availability, average talk time and average hold time.

•	Call Forecasting provides continuously refreshed data concerning current and anticipated future contact attempts. Contact center managers use the data for contact center agent resource planning.

•	Contact Center Reports, which are available in near real-time, provide details on customer interactions with contact centers and furnish performance metrics related to contact center performance.

Analytics and Reporting produces reports, in a variety of formats that can be exported at any time during or after a campaign. We offer flexible report formatting, scheduling and delivery options. Reports typically contain details regarding contact attempts and outcomes. Reports are available for a specific campaign, or for all of the campaigns of a department, group or other client account. This component also includes performance analytics capabilities to assist clients in improving the design and execution of their campaigns. For example, a client might determine, based on our analysis of campaign data, that the client’s next campaign should be executed at a different time of day or should target wireless customers via text, rather than via voice.

Dialog Engine tests and manages any number of contact scripts to be used to determine the content presented during customer interactions. In a telephone call, for example, a script specifies the sequence of audio prompts that are played and the step or action to result when a customer takes a particular action, such as pressing a button on the telephone or saying “yes.” An individual customer interaction is supported by a flexible scripting language and personalized messaging. Scripts can be modified and repurposed over time. Our personalized voice messages use professional voice talent recordings or text-to-speech technology to insert customer-specific information into an interaction. In a typical text interaction, a script may specify the action to be taken based upon a customer’s response to an initial outbound text message, such as requiring some form of authentication. This component supports the following activities:

•	Automated Right-Party Verification enables the identity of a customer to be verified without contact center agent involvement by, for example, having a recipient enter a billing zip code.

•	Direct Connect to Contact Center allows a voice recipient to connect directly to a contact center in order to speak with an agent.

Delivery Channels.  Our platform supports outbound and inbound voice, outbound and inbound text (both standard and Free-to-End User, or FTEU), and outbound email communications. An outbound channel can be used for either a contact center agent-assisted or agentless campaign. An inbound channel is typically used in support of outbound campaigns or as part of an inbound-only agentless campaign. These delivery channels can be used individually or combined on our platform.

Security and Compliance.  Our platform includes a number of security features designed to keep customer data safe and confidential, such as encryption of sensitive data, secure transmission, audit trails, non-shared accounts, need-to-know access policies and formal incident response. Clients can elect to use supplemental security features such as e-mail and FTP address restrictions for report deliveries and encryption of reports. Compliance management provides a client with the ability to define a set of rules to control when a customer is contacted based on the customer’s location, which is determined by reference to the phone number being contacted.

In November 2009, we renewed our compliance status as a Payment Card Industry Data Security Standard, or PCI/DSS, compliant Service Provider (Level 1), which enables us to work more closely and exchange more data with banks and credit card companies. We have registered with the U.S. Department of Commerce under the European Union Safe Harbor Principles relating to the protection of personal data. In addition, we have instituted periodic internal and third-party reviews of our security structure, including an annual voluntary external Type II audit of our IT-related control activities for our platform under Statement on Auditing Standards No. 70, Reports on the Processing of Transactions by Service Organizations.

Our Client Management Services

Our Client Management organization helps clients select service features and adopt best practices that will enable the clients to use our multi-channel PCC platform effectively. The organization provides varying levels of support, such as managing entire campaigns, providing optimization recommendations and supporting self-service clients. It offers a range of services that includes script development, campaign strategy, professional voice talent recording, custom reporting and detailed analysis of campaign results. At February 15, 2010, our Client Management organization had 39 employees.

Our Client Management organization consists of three principal teams:

Enterprise Program Directors help key clients fully understand their customer communications needs and then assist those clients in designing solutions to meet defined goals. This team works with sales personnel to help design successful program strategies and ensure effective execution. The team also works directly with prospective and existing clients to determine the most appropriate use of our platform in their businesses. Demonstrations of our platform are used to highlight features and functionality that are available in current or will be available in future releases.

Professional Services members provide implementation services and project management, including detailed requirements gathering, test, design and setup script development, voice talent recording, and all aspects of file interchange. This team builds and maintains a library of best practices based upon experience gained in helping design and optimize campaigns.

Training, Documentation and General Help Desk members provide clients with training both initially and on a continuing basis, in order to assist the clients in using our service more effectively and efficiently. Training modules include self-paced tutorials, on-line job aids and live instructor led classes. Our help desk is available around-the-clock to provide immediate support to clients.

Business Segments and Geographic Information

We manage our operations on a consolidated, single operating segment basis for purposes of assessing performance and making operating decisions. Accordingly, we have only one reporting segment. Organizations in the United States accounted for substantially all of our revenues in each of 2009, 2008 and 2007.

Clients

In 2009 our service was used by more than 200 organizations. Our clients are located principally in the United States, with a limited number located in Canada and Europe.

We target collection agencies as well as large B2C companies in the financial services, telecommunications and media, retail, and utility industries. Our service is used by approximately 90 collections agencies. We target B2C companies in industries that are characterized by the need for regular interactions with large consumer bases throughout the phases of the customer lifecycle. Our service is used by a number of the largest B2Cs (measured by revenue) in our targeted industries, including

•	7 of the 10 largest global issuing banks;

•	7 of the 10 largest U.S. telecommunications and media providers;

•	5 of the 20 largest U.S. retailers; and

•	12 of the 20 largest U.S. utility providers.

We provide our service under a usage-based pricing model, and our pricing agreements with the significant majority of our clients do not require minimum levels of usage or payments.

T-Mobile USA, Inc., a provider of mobile telephone services, and NCO Group, a provider of business process outsourcing services, each accounted for more than ten percent of our revenues in each of 2009, 2008 and 2007. Neither T-Mobile USA, Inc. nor NCO Group accounted for twenty percent or more of our revenues in any of those years.

Sales and Marketing

We offer our service principally through our industry-aligned direct sales force. Sales leads are generated through cold calling, client and other referrals, and a variety of marketing programs. Once a lead is qualified, the sales process typically involves a web-based or in-person presentation and demonstration, together with pre-sales support from our Client Management organization. These presentations focus on explaining the benefits of our service offering, including the speed with which the service can be deployed and demonstrating the potential return on investment from the use of our service. We encourage prospective clients to engage in a pilot campaign to evaluate the efficacy of our service. As of February 15, 2010, our direct sales force consisted of 21 employees located at our headquarters in Bedford, Massachusetts, and elsewhere in the United States.

In order to broaden our distribution reach, we also offer our service through an indirect channel comprised of resellers, solution providers, OEMs and international distributors. Using our Web Services API, OEMs can integrate their applications into the SoundBite Engage platform. In January 2009 we launched our Business Partner Program to enable us to offer our service more broadly within our target markets, to enter new vertical markets, to augment our international expansion and to sell cost effectively to smaller organizations.

Our marketing communications and programs strategy has been designed to increase awareness of our service, generate qualified sales leads and expand relationships with existing clients. We reinforce our brand identity through our website and public relations, which are intended to build market awareness of our company as a leading provider of PCC solutions. We host webinars, sponsor white papers, build relationships with leading analysts, and participate in industry events and associations. We distribute newsletters and other written communications to prospective and existing clients by e-mail and direct mail campaigns. At February 15, 2010, our marketing group had 14 employees.

Our sales and marketing expenses totaled $14.8 million in 2009, $18.0 million in 2008 and $14.7 million in 2007.

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

Research and Development

Our research and development organization is responsible for developing new features and other new offerings for our on-demand platform. The organization also is responsible for performing platform functionality and load testing, as well as quality assurance activities. The organization currently is working on a number of enhancements, including work related to enhanced reporting capabilities, enhanced campaign management, additional support for customer preferences, advanced channel support and the Web Services API. In addition the organization is continuing to enhance the scalability and reliability of our core platform. At February 15, 2010, our research and development organization had 33 employees.

Our research and development expenses totaled $5.6 million in 2009, $5.2 million in 2008 and $3.9 million in 2007.

Operations

We serve our clients from three third-party hosting facilities, which are located in Ashburn, Virginia; Somerville, Massachusetts; and Toronto, Ontario. All facilities provide around-the-clock security personnel, video surveillance and biometric access screening, and are serviced by on-site electrical generators and fire detection and suppression systems. We maintain insurance policies covering substantially all of the assets deployed at our hosting facilities. For information regarding the facility locations, operators and agreement terms, see “Item 2. Properties.”

Both U.S. facilities have multiple Tier 1 interconnects to the Internet and are connected by a SONET ring. Our Canadian facility is strategically located to allow us direct access to a number of telecommunication carriers. We have multiple telecommunication carriers for voice termination, including Global Crossing, Level 3 and Qwest. We have selected our mix of telecommunication carriers to limit service interruptions, even in the event of a localized loss of a major provider.

We own all the hardware deployed in support of our platform. We continuously monitor the performance and availability of our service. We designed our service infrastructure using load-balanced web server pools, redundant interconnected network switches and firewalls, clustered application servers and fault-tolerant storage devices. Production databases are backed up on a regular basis to ensure transactional integrity and restoration capability. During 2008, we completed the migration of our infrastructure to Voice over Internet Protocol, or VoIP.

We have deployed a security infrastructure that includes firewalls, intrusion detection, and IPSEC, PGP and TLS data and network security protection, and we have instituted periodic internal and third-party reviews of our security infrastructure. See “— Our On-Demand Service — Security and Compliance” above.

We have service level agreements or arrangements with a small number of clients under which we warrant certain levels of system reliability and performance. If we fail to meet those levels, those clients are entitled to either receive credits or terminate their agreements with us. We did not provide any material credits in 2009, 2008 or 2007 pursuant to any service level provisions.

At February 15, 2010, our operations organization had nine employees.

Competition

To date, we have derived revenue principally from our voice service and, to a lesser extent, from text and email services. The market for customer communications solutions is intensely competitive, changing rapidly and fragmented. The following summarizes the principal products and services that compete with our service.

Predictive Dialers

Our voice service competes with on-premise predictive dialers from established vendors such as Aspect and Avaya as well as a number of smaller vendors. Our voice service competes with on-premise predictive dialers on the basis of both available features and delivery model, including:

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

Predictive dialers have been the basic method of automated customer communications for the last two decades, particularly for collections activity. The vast majority of telephony customer contact today is completed using predictive dialer technology. Many organizations are likely to continue using on-premise predictive dialers that have been purchased and are still operative, despite the availability of new features and functionality in PCC services.

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

Hosted Customer Communications Solutions

Our service also competes with a number of hosted customer communications solutions. Most vendors of hosted customer communications solutions focus on providing a basic service with limited features and compete principally on the basis of price. These vendors consist principally of a number of relatively small, privately held companies and a small number of larger, multi-product line companies such as Nuance Communications Premiere Global Services, Inc., and West Interactive. We compete with these vendors on the basis of the following:

•	return on investment;

•	breadth of features;

•	price;

•	brand awareness based on referencable customer base; and

•	security and reliability.

Some of these vendors deliver their customer communications services on an ASP model, using dedicated hardware. We compete with these vendors based on the attributes of our multi-tenant on-demand delivery model, as described above with respect to ASP-hosted predictive dialer services.

We also compete directly with a small number of vendors, such as Adeptra and Varolii that deliver services utilizing one or more channels on an on-demand delivery model similar to ours. These vendors focus on providing hosted services with a broader array of features, such as advanced reporting capabilities and supporting professional services. These vendors generally compete on the basis of return on investment and features, rather than price, and focus their principal selling efforts on differing groups of industries. We compete with these vendors based on the breadth of our multi-channel functionality, flexibility of our usage-based pricing model, the analytical capabilities of our platform and our referencable client base.

In the past few years, there have been a number of new entrants in the hosted customer communications market. Most of these new entrants offer basic, price-oriented customer communications services hosted on an ASP model. We believe that companies wishing to target this portion of the market may seek to acquire existing vendors. It is likely any such acquiring companies would have greater financial, technical, marketing, service and other resources than we have and may be able to offer lower prices, additional products or services, or other incentives that we cannot match or offer.

Intellectual Property

Our success depends in part on our ability to protect our intellectual property and to avoid infringement of the intellectual property of third parties. We rely on a combination of trade secret laws, trademarks and copyrights in the United States and other jurisdictions, as well as contractual provisions and licenses, to protect our proprietary rights and brands. We cannot, however, be sure that steps we take to protect our proprietary rights will prevent misappropriation of our intellectual property.

We have adopted a strategy of seeking patent protection with respect to certain technologies used in or relating to our products. We have three issued U.S. patents, which relate to: (a) a voice message delivery method and system (patent number US 6,785,363 B3) that was issued in August 2004 and will expire in January 2021; (b) an address book for a voice message delivery method and system (patent number US 6,829,331 B2) that was issued in December 2004 and will expire in January 2022; and (c) answering machine detection for voice message delivery and system (patent number US 7,054,419) that was issued in May 2006 and will expire in April 2021. We have seven pending U.S. patent applications, five of which relate to the optimization of interactive communications campaigns and two of which relate to the provision of messages to mobile devices in an enterprise centric architecture. We evaluate ideas and inventions for patent protection with a team of engineers and product managers, in consultation with our outside patent counsel. We expect to file additional patent applications in the ordinary conduct of our business.

“SoundBite” is our sole registered service mark in the United States. We have unregistered service marks identifying some of our service offerings. None of our unregistered service marks is material to our business. We seek to protect our source code for our platform, as well as documentation and other written materials, under trade secret and copyright laws.

We may not receive competitive advantages from the rights granted under our intellectual property rights. Others may develop technologies that are similar or superior to our proprietary technologies or duplicate our proprietary technologies. Our pending and any future patent applications may not be issued with the scope of claims sought by us, if at all, or the scope of claims we are seeking may not be sufficiently broad to protect our proprietary technologies. Our issued patents and any future patents we are granted may be circumvented, blocked, licensed to others or challenged as to inventorship, ownership, scope, validity or enforceability. We may be advised of, or otherwise become aware of, prior art or other literature that could negatively affect the scope or enforceability of any patent. If our issued patents, any future patent we are granted, our current or any future patent application, or our service is found to conflict with any patents held by third parties, we could be prevented from selling our service, any current or future patent may be declared invalid, or our current or any future patent application may not result in an issued patent. In addition, in foreign countries, we may not receive effective patent and trademark protection. We may be required to initiate litigation in order to enforce any patents issued to us, or to determine the scope or validity of a third party’s patent or other proprietary rights. In addition, in the future we may be subject to lawsuits by third parties seeking to enforce their own intellectual property rights, as described in “Item 1A. Risk Factors — Our product development efforts could be constrained by the intellectual property of others, and we could be subject to claims of intellectual property infringement, which could be costly and time-consuming.” We seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute nondisclosure and assignment of intellectual property agreements and by restricting access to our source code. Other parties may not comply with the terms of their agreements with us, and we may not be able to enforce our rights adequately against these parties.

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

Any one of these outcomes could delay further sales of our service, impair the functionality of our service, delay the introduction of new features or offerings, result in our substituting inferior or more costly technologies, or injure our reputation. In addition, we may be required to license additional technology from third parties, and we cannot assure you that we could license that technology on commercially reasonable terms or at all. Because of the relative immateriality of this third-party licensed technology as well as the availability of alternative equivalent technology, we do not expect that our inability to license this technology in the future would have a material effect on our business or operating results.

Government Regulation

Our business operations are affected, directly or indirectly, by a wide range of U.S. federal and state laws and regulations that restrict customer communications activities using our service, our handling of information and other aspects of our business. On the U.S. federal level, for example, regulatory measures include:

•	the Fair Debt Collection Practices Act, which regulates the timing and content of debt collection communications;

•	the Telephone Consumer Protection Act, which restricts the circumstances under which automated telephone dialing systems and artificial or prerecorded messages may be used in placing calls to residences and wireless telephone numbers;

•	Federal Trade Commission and Federal Communications Commission telemarketing regulations, which have been promulgated under the authority of the Telemarketing and Consumer Fraud and Abuse Prevention Act and the Telephone Consumer Protection Act and which restrict the timing, content and manner of telemarketing calls, including the use of automated dialing systems, predictive dialing techniques and artificial or prerecorded voice messages;

•	the Controlling the Assault of Non-Solicited Pornography and Marketing (CAN-SPAM) Act, which sets standards for the sending of commercial e-mail;

•	the Gramm-Leach-Bliley Act, which regulates the disclosure of consumer nonpublic personal information received from our financial institution clients and requires those clients to impose administrative, technical and physical data security measures in their contracts with us; and

•	the Fair Credit Reporting Act, which defines permissible uses of consumer information furnished to or obtained from consumer reporting agencies.

Many states and state agencies have also adopted and promulgated laws and regulations governing debt collection, contact with wireless, business and residential telephone numbers, telemarketing, and data privacy. These laws and regulations may, in certain cases, impose restrictions that are more stringent than the federal measures discussed above. To date, our employees have performed a significant portion of our activities in complying with U.S. federal and state laws and regulations and we have not incurred material out-of-pocket compliance costs.

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

Employees

As of February 15, 2010, we had a total of 136 employees, consisting of 39 employees in client management, 33 employees in research and development, 35 employees in sales and marketing, 9 employees in operations, and 20 employees in general and administrative. All of the employees were based in the United States. A total of 120 of our employees as of February 15, 2010 were based at our headquarters in Bedford, Massachusetts.

From time to time we also employ independent contractors and temporary employees to support our operations. None of our employees are subject to collective bargaining agreements. We have never experienced a work stoppage and believe that our relations with our employees are good.

Our History

We were founded in Delaware in April 2000. Our principal executive offices are located at 22 Crosby Drive, Bedford, Massachusetts 01730, and our telephone number is (781) 897-2500. Our website address is www.soundbite.com, and we make available through the investor relations section of our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after such reports are electronically filed with the SEC. We also make our code of ethics and certain other governance documents and policies available through this site. We are not, however, including the information contained on our website, or information that may be accessed through links on our website, as part of, or incorporating it by reference into, this annual report on Form 10-K.

Item 1A.	Risk Factors

An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below and all of the other information contained in this report before deciding whether to purchase our common stock. The market price of our common stock could decline due to any of these risks and uncertainties, and investors might lose all or part of their investments in our common stock.

Risks Related to Our Business and Industry

If the market for PCC solutions does not develop as we anticipate, our revenues would decline or fail to grow and we could incur operating losses.

Our revenues totaled $40.2 million in 2009, $43.2 million in 2008 and $39.5 million in 2007. We derive, and expect to continue to derive for the foreseeable future a substantial majority of our revenues by providing our on-demand PCC service to businesses and other organizations. Since mid-2008, we have generated an increasing percentage of our revenues from use of our service for text messaging. We expect that, in the future, a growing percentage of our revenues will result from the use of our on-demand service for text and e-mail messaging. Due to advances in technology, the market for PCC products and services continues to evolve, and it is uncertain whether our service will achieve and sustain high levels of demand and market acceptance. In order to succeed, we must increase the usage of our service by existing clients.

In addition, our success will depend on our ability to market our full range of PCC applications to additional organizations. Some organizations may be reluctant or unwilling to use PCC services for a number of reasons, including the perceived effectiveness of communications services based on other delivery channels, such as direct mail and web, or other technologies, such as interactive voice response systems and predictive dialers. In addition, organizations may lack knowledge about the potential benefits that PCC services can provide. An organization may determine that it can achieve the same, or a higher, level of performance and results from services based on other delivery channels or technologies. Even if an organization determines that our PCC service offers benefits superior to other customer communications products and services, it might not use our service because it has previously invested in alternative products or services or in internally developed messaging equipment, because it can obtain acceptable performance and results from alternative products and services available at a lower cost, or because it is unwilling to deliver customer information to a third-party vendor. Moreover, an organization may determine not to use communications products and services due to the application, or potential application, of one or more of a variety of laws and regulations, as described below under “Risks Related to Regulation of Use of Our Service.”

If organizations do not perceive the potential and relative benefits of our PCC service or believe that competing customer communications products and services offer a better value, the market for our service may not continue to develop or may develop more slowly than we expect, either of which would significantly adversely affect our business, financial condition and operating results. Because the market for our service is still developing and the manner of this development is difficult to predict, we could make errors in predicting and reacting to relevant business trends, which could harm our operating results.

Defects in our platform, disruptions in our on-demand service or errors in execution could diminish demand for our PCC service and subject us to substantial liability.

Our on-demand platform is complex and incorporates a variety of hardware and proprietary and licensed software. From time to time we have found and corrected defects in our platform. Internet-based services such as ours frequently experience issues from undetected defects when first introduced or when new versions or enhancements are released. Defects in our platform could result in service disruptions for one or more clients. For example, in October 2008 we experienced a partial outage of the SoundBite Platform, which precluded some clients from executing their campaigns in their desired timeframes. Our clients might use our on-demand service in unanticipated ways that cause a service disruption for other clients attempting to access their contact list information and other data stored on our platform. In addition, a client may encounter a service disruption or slowdown due to high usage levels of our service.

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

Interruptions or delays in service from our key vendors would impair the delivery of our service and could substantially harm our business and operating results.

In delivering our on-demand service, we rely upon a combination of hosting providers, telecommunication and data carriers, and text and email aggregators. We serve our clients from three third-party hosting facilities. One facility is located in Ashburn, Virginia, and is owned by Equinix and operated by InterNap under an agreement that expires in March 2012. Another facility is located in Somerville, Massachusetts, and is owned by CoreSite and operated by InterNap under an agreement that expires in May 2011. Our agreements for these two facilities automatically renew for one year periods unless written notification is made by either party 90 days prior to renewal. Our third facility is located in Toronto, Ontario and is owned and operated by Pier 1 Network Enterprises under an agreement that automatically renews for one month periods unless written notification is made by either party 60 days prior to the expiration date. If we are unable to renew these agreements on commercially reasonable terms following their termination, we will need to incur significant expense to relocate our data center or agree to the terms demanded by the hosting provider, either of which could harm our business, financial position and operating results.

Our clients’ campaigns are handled through a mix of telecommunication and data carriers as well as text and email aggregators. We rely on these service providers to handle millions of customer contacts each day. While we have entered in contracts with multiple telecommunication carriers, we currently do not have fully redundant data services or multiple aggregators for text or email. Our contracts with carriers and aggregators generally can be terminated by either party at the end of the contract term upon written notice delivered by the party a specified number of days before the end of the term. In addition, we generally can terminate a contract at any time upon written notice delivered a specified number of days in advance, subject to the payment of specified termination charges. If a contract is terminated, we might be unable to obtain pricing on similar terms from another provider, which would affect our gross margins and other operating results.

Our hosting facilities and the infrastructures of our service providers are vulnerable to damage or interruption from floods, fires and similar natural events, as well as acts of terrorism, break-ins, sabotage, intentional acts of vandalism and similar misconduct. The occurrence of such a natural disaster or misconduct, a loss of power, a decision by a hosting provider to close a facility without adequate notice or other unanticipated problems could result in lengthy interruptions in our provision of our service. Any interruption or delay in providing our service, even if for a limited time, could have an adverse effect on our business, financial condition and operating results.

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

Our quarterly revenues and other operating results have varied in the past and are likely to continue to vary significantly from quarter to quarter. Our agreements with clients typically do not require minimum levels of usage or payments, and our revenues therefore fluctuate based on the actual usage of our service each quarter by existing and new clients. Quarterly fluctuations in our operating results also might be due to numerous other factors, including:

•	our ability to attract new clients, including the length of our sales cycles;

•	our ability to sell new applications and increased usage of existing applications to existing clients;

•	technical difficulties or interruptions in our on-demand service;

•	changes in privacy protection and other governmental regulations applicable to the communications industry;

•	changes in our pricing policies or the pricing policies of our competitors;

•	changes in the rates we incur for services provided by telecommunication or data carriers or by text or email aggregators;

•	the financial condition and business success of our clients;

•	purchasing and budgeting cycles of our clients;

•	acquisitions of businesses and products by us or our competitors;

•	competition, including entry into the market by new competitors or new offerings by existing competitors;

•	our ability to hire, train and retain sufficient sales, client management and other personnel;

•	timing of development, introduction and market acceptance of new communication services or service enhancements by us or our competitors;

•	concentration of marketing expenses for activities such as trade shows and advertising campaigns;

•	expenses related to any new or expanded data centers; and

•	general economic and financial market conditions.

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

The global recession and related credit crisis may continue to adversely affect our business.

Recent global market and economic conditions have become increasingly negative with tighter credit conditions and recession in most major economies continuing throughout 2009 and into 2010. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, the availability and cost of credit, and the global housing and mortgage markets have contributed to increased market volatility declining business and consumer confidence, increased unemployment, and diminished economic expectations. These market conditions have led to a decrease in spending by businesses and consumers. Continued turbulence in the United States and international markets and economies and prolonged declines in business and consumer spending could result in lower sales of our service, longer sales cycles, difficulties in collecting accounts receivable, gross margin deterioration, slower adoption of new technologies, and increased price competition, any of which may have a negative effect on our financial condition and results of operations.

Our clients are not typically obligated to pay any minimum amount for our service on an on-going basis, and if they discontinue use of our service or do not use our service on a regular basis, our revenues would decline.

The agreements we enter into with clients do not typically require minimum levels of usage or payments and are terminable at will by our clients. The periodic usage of our service by an existing client could decline or fluctuate as a result of a number of factors, including the client’s level of satisfaction with our service, the client’s ability to satisfy its customer contact processes internally, and the availability and pricing of competing products and services. If our service fails to generate consistent business from existing clients, our business, financial condition and operating results will be adversely affected.

We derive a significant portion of our revenues from the sale of our service for use in the collections process, and any event that adversely affects the collection agencies industry or in-house collection departments would cause our revenues to decline.

In recent years, we have focused our sales and marketing activities on the collection process and have targeted large in-house collection departments, as well as collection agencies. Revenues from these collection businesses represented approximately 77% of our revenues in 2009, 80% of our revenues in 2008 and 83% of our revenues in 2007. We expect that revenues from the collection businesses will continue to account for a substantial part of our revenues for the foreseeable future.

Collection businesses are particularly subject to changes in the overall economy. In a sustained economic downturn such as the recession experienced globally since 2009, collection agencies can be affected adversely by declines in liquidation rates as a result of higher debt and lower disposable income. A prolonged economic downturn will impact collections agencies as fewer loans are granted due to the imposition by lenders of conditions on the extension of credit that are not acceptable to potential borrowers. Collection businesses also can be affected adversely by a sustained economic upturn, which may result in lower levels of consumer debt default rates. In addition, collection businesses may be affected adversely by tightening of credit granting practices as well as technological advances and regulatory changes that affect the collection of outstanding indebtedness. Any such changes, conditions or events that adversely affect collection businesses could cause us to lose some or all of the recurring business of our clients in the collections business, which in turn could have a material adverse effect on our business, financial condition and operating results.

Moreover, two clients accounted for a total of 29% of our revenues in 2009, 31% of our revenues in 2008 and 29% of our revenues in 2007. These clients are in the collection agencies industry and a large in-house collection department of a telecommunications business. In addition to the risks associated with collections businesses in general, our business, financial condition and operating results would be negatively affected if these clients were to significantly decrease the extent to which they use our service.

Actual or perceived breaches of our security measures could diminish demand for our service and subject us to substantial liability.

Our on-demand service involves the storage and transmission of clients’ proprietary information. Internet-based services such as ours are particularly subject to security breaches by third parties. Breaches of our security measures also might result from employee error or malfeasance or other causes, including as a result of adding new communications services and capabilities to our platform. In the event of a security breach, a third party could obtain unauthorized access to our clients’ contact list information and other data. Techniques used to obtain unauthorized access or to sabotage systems change frequently, and they typically are not recognized until after they have been launched against a target. As a result, we could be unable to anticipate, and implement adequate preventative measures against, these techniques. Because of the critical nature of data security, any actual or perceived breach of our security measures could cause existing or potential clients not to use our service, could harm our reputation, and could subject us to litigation and significant liability for damage to our clients’ businesses.

Our business will be harmed if we fail to develop new features that keep pace with technological developments and emerging consumer trends.

Organizations can use a variety of communication channels to reach their customers. Emerging consumer trends have forced a greater focus on alternative channels, customer preferences and communications via mobile devices and a failure to address these trends would be a threat to the adoption of our service. Our business, financial condition and operating results will be adversely affected if we are unable to complete and introduce, in a timely manner, new features for our existing service that keep pace with technological developments. For example, because most of our clients access our on-demand service using a web browser, we must modify and enhance our service from time to time to keep pace with new browser technology.

We face intense competition, and our failure to compete successfully would make it difficult for us to add and retain clients and would impede the growth of our business.

The market for on-demand, multi-channel proactive customer communication solutions is intensely competitive, changing rapidly and highly fragmented. It is subject to rapidly developing technology, shifting client requirements, frequent introductions of new products and services, and increased marketing activities of industry participants. Increased competition could result in pricing pressure, reduced sales or lower margins, and could prevent our current service or future PCC solutions from achieving or maintaining broad market acceptance. If we are unable to compete effectively, it will be difficult for us to add and retain clients and our business, financial condition and operating results will be seriously harmed.

Predictive dialers have been the basic method of automated customer communications for the last two decades, particularly for collections activity. The vast majority of telephony customer contact today is completed using predictive dialer technology. Our service competes with on-premise predictive dialers from a limited number of established vendors and a number of smaller vendors, as well as predictive dialers hosted by some of those smaller vendors on an application service provider basis. Many organizations have invested in on-premise predictive dialers and are likely to continue using those dialers until the dialers are no longer operational, despite the availability of additional functionality in our service.

Our service also competes with a number of hosted customer contact services. A limited number of established vendors and a number of smaller, privately held companies offer these hosted services, which compete principally on the basis of price rather than features. In addition, a small number of vendors focus on providing hosted customer contact services with features more comparable to ours. These vendors generally compete on the basis of return on investment and features, rather than price. Other companies may enter the market by offering competing products or services based on emerging technologies, such as open-source frameworks, and may compete on the basis of either features or price.

We increasingly compete with companies providing PCC solutions focused on specific vertical markets, such as healthcare, or on a single communications channel, such as text messaging. Because these solutions are targeted to more narrowly defined markets and enable their providers to develop targeted domain expertise, those providers may be able to develop and offer targeted customer contact solutions than a company, such as ours, that seeks to offer a broad range of PCC applications to organizations across a variety of vertical markets.

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

Our planned expansion of our business into international markets will expose us to additional business risks, and failure to manage those risks could adversely affect our business and operating results.

Historically, we have focused our sales and marketing efforts principally on organizations located in the United States. Organizations in the United States accounted for substantially all of our revenues in each of 2009, 2008 and 2007. We anticipate that a greater proportion of our revenue will be from outside the United States in 2010. The expansion of our international operations will require substantial financial investment and significant management efforts. Our non-U.S. business will be subject to a number of risks and potential costs, including:

•	difficulty in establishing, staffing and managing sales and other operations in countries outside of the United States;

•	compliance with multiple, conflicting and changing laws and regulations, including employment and tax laws and regulations;

•	longer payment cycles in some countries;

•	currency exchange rate fluctuations;

•	limited protection of intellectual property in some countries outside of the United States;

•	challenges encountered under local business practices, which vary by country and often favor local competitors;

•	challenges caused by distance, language and cultural differences; and

•	difficulty in establishing and maintaining reseller relationships.

Our failure to manage the risks associated with our international operations could limit the growth of our business and adversely affect our operating results.

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

If we are unable to protect our intellectual property rights, we would be unable to protect our technology and our brand.

If we fail to protect our intellectual property rights adequately, our competitors could gain access to our technology and our business could be harmed. We rely on trade secret, copyright and trademark laws, and confidentiality and assignment of invention agreements with employees and third parties, all of which offer only limited protection. The steps we have taken to protect our intellectual property might not prevent misappropriation of our proprietary rights. We have only three issued patents and seven patent applications pending in the United States. Our issued patents and any patents issued in the future may not provide us with any competitive advantages or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in other countries are uncertain and might afford little or no effective protection of our proprietary technology. Consequently, we could be unable to prevent our intellectual property rights from being exploited abroad, which could diminish international sales or require costly efforts to protect our technology. Policing the unauthorized use of intellectual property rights is expensive, difficult and, in some cases, impossible. Litigation could be necessary to enforce or defend our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Any such litigation could result in substantial costs and diversion of management resources, either of which could harm our business. Accordingly, despite our efforts, we might not be able to prevent third parties from infringing upon or misappropriating our intellectual property.

Our product development efforts could be constrained by the intellectual property of others, and we could be subject to claims of intellectual property infringement, which could be costly and time-consuming.

The customer communications industry and the telecommunications industry are characterized by the existence of a large number of patents, trademarks and copyrights, and by frequent litigation based upon allegations of infringement or other violations of intellectual property rights. We have in the past been subject to litigation, now concluded, with a third party that alleged that our service violated the third party’s intellectual property rights. As we seek to extend and expand our service, we could be constrained by the intellectual property rights of others.

We might not prevail in any future intellectual property infringement litigation given the complex technical issues and inherent uncertainties in litigation. Any claims, regardless of their merit, could be time-consuming and distracting to management, result in costly litigation or settlement, cause product development delays, or require us to enter into royalty or licensing agreements. If our service violates any third-party proprietary rights, we could be required to re-engineer our platform or seek to obtain licenses from third parties, which might not be available on reasonable terms or at all. Any efforts to re-engineer our service, obtain licenses from third parties on favorable terms or license a substitute technology might not be successful and, in any case, might substantially increase our costs and harm our business, financial condition and operating results. Further, our platform incorporates open source software components that are licensed to us under various public domain licenses. While we believe we have complied with our obligations under the various applicable licenses for open source software that we use, there is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses and therefore the potential impact of such terms on our business is somewhat unknown.

Our platform relies on technology licensed from third parties, and our inability to maintain licenses of this technology on similar terms or errors in the licensed technology could result in increased costs or impair the implementation or functionality of our on-demand service, which would adversely affect our business and operating results.

Our multi-tenant customer communication platform relies on technology licensed from third-party providers. For example, we use the Apache web server, the Oracle WebLogic application server, the JBoss Application server, Nuance Communications text-to-speech and automated speech recognition software, the Oracle database, and the MySQL database. We anticipate that we will need to continue to license technology from third parties in the future. There might not always be commercially reasonable software alternatives to the third-party software that we currently license. Any such software alternatives could be more difficult or costly to replace than the third-party software we currently license, and integration of that software into our platform could require significant work and substantial time and resources. Any undetected errors in the software we license could prevent the implementation of our on-demand service, impair the functionality of our service, delay or prevent the release of new features or offerings, and injure our reputation. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties, which might not be available on commercially reasonable terms or at all.

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

We intend to pursue acquisitions of businesses, technologies, and products that will complement our existing operations. For example, in 2008 we acquired substantially all of the assets of Mobile Collect, Inc., a privately held company that provides text messaging and mobile communications solutions. We cannot assure you that any acquisition we make in the future will provide us with the benefits we anticipated in entering into the transaction. Acquisitions are typically accompanied by a number of risks, including:

•	difficulties in integrating the operations and personnel of the acquired companies;

•	maintenance of acceptable standards, controls, procedures and policies;

•	potential disruption of ongoing business and distraction of management;

•	impairment of relationships with employees and clients as a result of any integration of new management and other personnel;

•	inability to maintain relationships with suppliers and clients of the acquired business;

•	difficulties in incorporating acquired technology and rights into our service and platform;

•	unexpected expenses resulting from the acquisition;

•	potential unknown liabilities associated with acquired businesses; and

•	unanticipated expenses related to acquired technology and its integration into our existing technology.

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

Industry consolidation could reduce the number of our clients and adversely affect our business.

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

As of December 31, 2009, we had net operating loss carryforwards of $20.8 million for U.S. federal tax purposes and an additional $4.1 million for state tax purposes. These carryforwards expire between 2010 and 2029. To the extent available, we intend to use these net operating loss carryforwards to reduce the corporate income tax liability associated with our operations. Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. We experienced an ownership change for these purposes in 2007, which resulted in an annual limitation amount of $3.6 million on the use of net operating loss carryforwards generated from November 29, 2001 through November 8, 2007. To the extent our use of net operating loss carryforwards is limited; our income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

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

Revenues from clients in the collections industry and large in-house, or first-party, collection departments represented approximately 77% of our revenues in 2009, 80% of our revenues in 2008, 83% of our revenues in 2007 and 80% of our revenues in 2006. These clients’ use of our service is affected by an array of complex federal and state laws and regulations. The U.S. Fair Debt Collection Practices Act, or FDCPA, limits debt collection communications by clients in the collection agencies industry, including third parties retained by creditors. For example, the FDCPA prohibits abusive, deceptive and other improper debt collection practices, restricts the timing and content of communications regarding a debt or a debtor’s location, and allows consumers to opt out of receiving debt collection communications. In general, the FDCPA also prohibits the use of debt collection calls to cause debtors to incur more debt. Many states impose additional requirements on debt collection communications, including limits on the frequency of debt collection calls, and some of those requirements may be more stringent than the comparable federal requirements. Moreover, debt collection calls are subject to new regulations, as well as changing regulatory interpretations that may be inconsistent among different jurisdictions. For example, the Federal Communications Commission, or FCC, is considering modifying its rules to require opt-in for all prerecorded calls made to mobile phones, which could limit our clients’ ability to use our service to call a mobile phone for the purposes of collections without having prior written consent from a customer. Our business, financial position and operating results could be substantially harmed by the adoption or interpretation of U.S. federal or state laws or regulations that make our service either unavailable or less attractive for debt collection communications by existing and potential clients.

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

In May 2008, a federal district court in California held that the Telemarketing and Consumer Fraud and Abuse Prevention Act prohibits any autodialed or prerecorded telephone call to a consumer’s cell phone unless the consumer had specifically consented to such calls. The same provision of such Act also applies to the sending of commercial text messages to cell phones. The ruling overturned an earlier FCC interpretation that permitted autodialed and prerecorded calls to the cell phone of any consumer who had provided the cell phone number in connection with requesting a product or service. The ruling applied only in California and was subsequently overturned but, as a result of the initial decision, some existing or potential clients may decide to limit their use of our service to reach consumers on wireless numbers, which could materially adversely affect our revenues and other operating results.

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

The use of our service for marketing communications is affected by extensive federal and state telemarketing regulation. The Telemarketing and Consumer Fraud and Abuse Prevention Act and Telephone Consumer Protection Act, among other U.S. federal laws, empower both the Federal Trade Commission, or FTC, and the FCC to regulate interstate telephone sales calling activities. The FTC’s Telemarketing Sales Rule and analogous FCC rules require us to, for example, transmit Caller ID information, disclose certain information to call recipients, and retain certain business records. FTC and FCC rules proscribe misrepresentations, prohibit the abandonment of telemarketing calls and limit the timing of calls to consumers. Both the FTC and FCC also prohibit telemarketing calls to persons who have placed their numbers on the national Do-Not-Call Registry, except for calls made with an existing business relationship, or EBR, or subject to other limited exceptions. If we fail to comply with applicable FTC and FCC telemarketing regulations, we may be subject to substantial regulatory fines or other penalties as well as contractual claims by clients for damages, and our reputation may be harmed. The FTC’s Telemarketing Sales Rule, for example, imposes fines of up to

$16,000 per violation. The FCC may also impose forfeitures of up to $16,000 per violation of its telemarketing rules. If clients use our service in a manner that violates any of these telemarketing regulations, the FTC or FCC may seek to subject us to regulatory fines or other penalties, even if the violation did not result from a failure of our service.

In addition, in 2008 the FTC adopted an amendment to the Telemarketing Sales Rule requiring that “express written consent” be obtained for all pre-recorded sales calls that are delivered as of September 1, 2009. Thus, organizations that attempt to sell goods or services through the use of pre-recorded messages will need to take the extra step to obtain “opt-in” from their consumers before pre-recorded sales calls can be delivered, even with respect to consumers with whom the organization has an EBR. We cannot ensure that, in using our service for a campaign, a client will obtain appropriate “opt-in” authorization before placing prerecorded telemarketing calls or that the client properly interprets and applies the “opt-in” requirement. If clients use our service to place unauthorized calls or in a manner that otherwise violates FTC or FCC restrictions on prerecorded telemarketing calls, U.S. federal or state authorities may seek to subject us to substantial regulatory fines or other penalties, even if the violation did not result from a failure of our screening mechanisms.

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

To the extent that our service is used to send text or email messages, our clients will be, and we may be, affected by regulatory requirements in the United States. Organizations may determine not to use these channels because of prior consent, or opt-in, requirements or other regulatory restrictions, which could harm our future business growth.

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

In some instances our service requires us to receive consumer information that is protected by the Fair Credit Reporting Act, which defines permissible uses of consumer information furnished to or obtained from consumer reporting agencies. We generally rely on our clients’ assurances that any such information is requested and used for permissible purposes, but we cannot be certain that our clients comply with these restrictions. We could incur costs or could be subject to fines or other penalties if the FTC determines that we have mishandled protected information.

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

We may record certain of our calls for quality assurance, training or other purposes. Many states require both parties to consent to such recording, and may adopt inconsistent standards defining what type of consent is required. Violations of these rules could subject us to fines or other penalties, criminal liability, or claims by clients for damages, any of which could hurt our reputation or harm our business, financial position and operating results.

It may be impossible for us to comply with the different data protection regulations that affect us in different jurisdictions. For example, the USA PATRIOT Act provides U.S. law enforcement authorities certain rights to obtain personal information in the control of U.S. persons and entities without notifying the affected individuals. Some foreign laws, including some in Canada and the European Union, prohibit such disclosures. Such conflicts could subject us and clients to costs, liabilities or negative publicity that could impair our ability to expand our operations into some countries and therefore limit our future growth.

Our expansion of our business into international markets will require us to comply with additional debt collection, telemarketing, data privacy or similar regulations, which could make it costly or difficult to operate in these markets.

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

Outside of the United States, our business is likely to be subject to more stringent data protection regulations. For example, the Canadian Personal Information Protection and Electronics Documents Act and similar Canadian provincial laws restrict the use, collection, and disclosure of personal information, require security safeguards, and could require contractual commitments in our client contracts. The European Union Directive on Data Protection and national implementing laws restrict collection, use and disclosure of personal data in European Union member countries and prohibits transfers of this information to the United States unless specified precautions are implemented. Moreover, individual members of the European Union may have additional data protection regulations, such as the United Kingdom’s Data Protection Act 1998.

Risks Related to Ownership of Our Common Stock

If equity research analysts do not publish research or reports about our business or if they issue unfavorable commentary or downgrade our common stock, the price of our common stock could decline.

The trading market for our common stock depends in part on the research and reports that equity research analysts publish about our company and business. The price of our common stock could decline if one or more equity research analysts downgrade our common stock or if those analysts issue other unfavorable commentary or cease publishing reports about our company and business.

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

As of February 15, 2010, our executive officers and directors and their affiliated entities, in the aggregate, beneficially owned 58% of our common stock. In particular, affiliates of North Bridge Ventures Partners, including James A. Goldstein, one of our directors, in the aggregate, beneficially owned 29% of our common stock. Our executive officers, directors and their affiliated entities, if acting together, are able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. These stockholders may have interests that differ from those of other investors, and they might vote in a way with which other investors disagree. The concentration of ownership of our common stock could have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and could negatively affect the market price of our common stock.

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

In May 2007 we entered into a lease for 37,000 square feet of office space for our headquarters in Bedford, Massachusetts. The term of the lease commenced as of September 17, 2007 and will expire in September 2013. We have the option to extend the lease term through September 2018 by providing written notice. In addition, in May 2008 we entered into a lease for a single sales office in Grapevine, Texas. This lease is for a seven month term and automatically renews for an additional seven months unless written notification is made at least 60 days prior to the expiration of the renewal.

We also serve our clients from three third-party hosting facilities. One facility is located in Ashburn, Virginia under an agreement that expires in March 2012. Another facility is located in Somerville, Massachusetts, and is leased under an agreement that expires in May 2011. Our agreements for these two facilities automatically renew for one month periods under current terms unless written notification is made by either party 90 days prior to renewal. Our third hosting facility is located in Toronto, Ontario and leased under an agreement that automatically renews for one month periods unless written notification is made by either party 60 days prior to the expiration date.

Item 3.	Legal Proceedings

We are not currently a party to any material litigation. The customer communications industry is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights as well as improper hiring practices. As a result, we may be involved in various legal proceedings from time to time.

Item 4.

[Reserved.]

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

Fiscal Year Ended December 31, 2009	High	Low

First quarter	$1.90	$1.21
Second quarter	$2.52	$1.37
Third quarter	$3.45	$2.25
Fourth quarter	$3.25	$2.20

Fiscal Year Ended December 31, 2008	High	Low

First quarter	$8.00	$4.50
Second quarter	$5.07	$2.44
Third quarter	$3.60	$2.26
Fourth quarter	$2.56	$0.96

The last sale price of the common stock on March 1, 2010, as reported by The NASDAQ Global Market, was $2.73 per share. As of February 15, 2010, there were 31 holders of record of the common stock.

We have never declared or paid any cash dividends on our common stock and currently expect to retain future earnings for use in our business for the foreseeable future.

Issuer Purchases of Equity Securities

There were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock in 2009.

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

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Statement of Operations Data:
Revenues	$40,183	$43,211	$39,492	$29,069	$16,448
Cost of revenues	15,899	16,695	14,258	9,505	4,967

Gross profit	24,284	26,516	25,234	19,564	11,481

Operating expenses:
Research and development	5,628	5,151	3,913	3,453	2,097
Sales and marketing	14,784	17,974	14,702	12,172	5,888
General and administrative	7,836	9,977	5,999	3,820	2,221
Impairment of goodwill	121	248	—	—	—

Total operating expenses	28,369	33,350	24,614	19,445	10,206

Operating (loss) income	(4,085)	(6,834)	620	119	1,275

Other income (expense):
Interest income	70	936	476	299	149
Interest expense	—	—	(222)	(398)	(264)
Warrant charge for change in fair value	—	—	(352)	(177)	—
Gain on litigation settlement	—	4,600	—	—	—
Other, net	—	—	—	6	—

Total other income (expense), net	70	5,536	(98)	(270)	(115)

(Loss) income before provision for income taxes and cumulative change in accounting	(4,015)	(1,298)	522	(151)	1,160
Provision for income taxes	16	21	56	—	—

(Loss) income before cumulative change in accounting	(4,031)	(1,319)	466	(151)	1,160
Cumulative change in accounting	—	—	—	28	—

Net (loss) income	(4,031)	(1,319)	466	(123)	1,160
Accretion of preferred stock	—	—	(37)	(44)	(24)

Net (loss) income attributable to common stockholders	$(4,031)	$(1,319)	$429	$(167)	$1,136

(Loss) income per common share:
Basic:
Before cumulative change in accounting	$(0.25)	$(0.09)	$0.15	$(0.35)	$2.41
Cumulative change in accounting	$—	$—	$—	$0.05	$—
Net (loss) income attributable to common stockholders	$(0.25)	$(0.09)	$0.15	$(0.30)	$2.41
Diluted:
Before cumulative change in accounting	$(0.25)	$(0.09)	$0.03	$(0.35)	$0.13
Cumulative change in accounting	$—	$—	$—	$0.05	$—
Net (loss) income attributable to common stockholders	$(0.25)	$(0.09)	$0.03	$(0.30)	$0.13
Weighted average common shares outstanding:
Basic	15,961	15,369	2,860	557	471
Diluted	15,961	15,369	12,778	557	9,045

	As of December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$36,322	$37,425	$35,674	$7,251	$9,529
Working capital	40,359	41,665	39,920	7,566	8,981
Total assets	47,754	49,830	50,489	18,229	17,385
Total indebtedness, including current portion	—	—	—	3,544	3,478
Redeemable convertible preferred stock	—	—	—	30,788	31,076
Total stockholders’ equity (deficit)	43,032	45,754	46,165	(19,765)	(19,716)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

SoundBite Communications provides an on-demand, multi-channel proactive customer communications , or PCC, service that enables organizations to design, execute and measure communication campaigns for a variety of marketing, customer care, payment and collection processes. Clients use our SoundBite Engage platform to communicate with their customers through voice, text and email messages that are relevant, timely, personalized and engaging.

We derive, and expect to continue to derive for the foreseeable future, substantially all of our revenues by providing our PCC service to businesses and other organizations. Our strategy to achieve long-term, sustained growth in our revenues and net income is focused on building upon our leadership in the PCC market and using our on-demand platform to extend our service by, for example, offering key new features, supporting additional communications channels and expanding our support for preference management.

We market our service to large business-to-consumer, or B2C, companies in the financial services, telecommunications and media, retail and utility industries, as well as to companies in the collection industries. Our clients are located principally in the United States, but we have enhanced our service offering to enable us to deliver multi-channel proactive customer communications in countries outside the United States and we plan to begin marketing our service internationally, both directly and through our partners, commencing in Europe.

We sell our service primarily through our direct sales force. We are seeking to increase our revenues from resellers, solution providers, original equipment manufacturers and international distributors both by leveraging existing relationships and by selectively recruiting additional new partners.

Key Components of Results of Operations

Revenues

We currently derive substantially all of our revenues by providing our PCC service for use by clients in communicating with their customers through voice, text and email messages. We provide our service under a usage-based pricing model, with prices calculated on a per-message or per-minute basis in accordance with the terms of our pricing agreements with clients. We invoice clients on a monthly basis.

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

Cost of Revenues

Cost of revenues consists primarily of telephony charges, as well as depreciation expenses for our telephony infrastructure and expenses related to hosting and providing support for our platform. Cost of revenues also includes compensation expense for our operations personnel. As we continue to grow our business and add features to our platform, we expect cost of revenues will continue to increase on an absolute dollar basis. Our gross margin was 60.4% in 2009, 61.4% in 2008 and 63.9% in 2007. We currently are targeting a quarterly gross margin of 60% to 62% for the foreseeable future. Our actual gross margin for a quarter may vary significantly from our target range for a number of reasons, including the mix of types of messaging campaigns executed during the quarter, as well as the extent to which we build our infrastructure through, for example, significant acquisitions of hardware or material increases in leased data center facilities.

Operating Expenses

Research and Development.  Research and development expenses consist primarily of compensation expenses and depreciation expense of certain equipment related to the development of our service. We have historically focused our research and development efforts on improving and enhancing our platform, as well as developing new features and offerings.

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

	As of December 31,
	2009	2008	2007
	(In thousands)

Cash flows (used in) provided by operating activities	$(294)	$3,776	$3,277
Purchases of property and equipment	(885)	(1,528)	(4,833)

Free cash flow (non-GAAP)	$(1,179)	$2,248	$(1,556)

Our operating activities used net cash in the amount of $294,000 for the year ended December 31, 2009 reflecting a net loss of $4.0 million and an increase in accounts receivable, prepaid expenses and other assets of $460,000, mainly due to the timing of receipts from our clients. These changes were partially offset by non-cash charges of $3.8 million, which consisted primarily of depreciation expense of $2.5 million, as well as an increase in accrued expenses and accounts payable of $429,000 due to the timing of payments to our vendors.

Our operating activities generated net cash in the amount of $3.8 million for the year ended December 31, 2008 reflecting (a) a net loss of $1.3 million, (b) non-cash charges of $4.5 million, which consisted primarily of depreciation expense of $3.2 million, and (c) a decrease in accounts receivable, prepaid expenses and other assets of $799,000. These changes were partially offset by a decrease in accrued expenses and accounts payable of $182,000 due to the timing of payments to our vendors. The net loss of $1.3 million includes $4.6 million received in connection with the settlement of the lawsuit with Universal Recovery Systems, offset in part by $1.9 million of related expenses.

Our operating activities generated net cash in the amount of $3.3 million for the year ended December 31, 2007 reflecting (a) net income of $466,000, (b) non-cash charges of $3.7 million, which consisted primarily of depreciation expense of $2.9 million and a preferred stock warrant charge of $352,000, and (c) an increase in accrued expenses and accounts payable of $1.3 million. These changes reflected the growth in our business, the timing of payments to our vendors and the addition of non-cash charges related to carrying certain warrants at fair value prior to our initial public offering. These changes were partially offset by an increase in accounts receivables of $1.4 million due to revenue growth in our business and an increase of $699,000 in prepaid expenses and other current assets.

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

We believe that of our significant accounting policies, which are described in the notes to our financial statements, the following accounting policies involve a greater degree of judgment and complexity. A critical accounting policy is one that both is material to the presentation of our financial statements and requires us to make difficult, subjective or complex judgments for uncertain matters that could have a material effect on our financial condition and results of operations. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

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

Valuation of Goodwill

We have recognized goodwill from a 2008 asset acquisition in which a significant portion of the consideration is contingent on the future revenues of the acquired assets. Because of the uncertainties with respect to future revenues, the contingent consideration is recognized as additional purchase price as the consideration is determined and becomes payable. We have remaining contingent consideration totaling $1.6 million at December 31, 2009, which will increase the recorded carrying value of our goodwill if the contingencies result in additional payments. Recorded goodwill at December 31, 2009 totaled $213,000. Goodwill is not amortized, but instead is reviewed for impairment annually or more frequently if impairment indicators arise. We evaluate goodwill on an annual basis for impairment and have selected November 1 as the annual impairment testing date. The Company operates as a single operating segment and has concluded that the Company is comprised of one reporting unit. During the third and fourth quarters of 2008, as well as each of the quarters of 2009, as a result of the economic environment impacting the Company’s business and operating results coupled with a material decline of the Company’s stock price, the Company determined that impairment triggering events had occurred that would require interim impairment evaluations. Therefore, in addition to the annual November 1 review date, the Company initiated a review of the carrying value of the goodwill for possible impairment during each of these quarters. The Company determined the fair value of its reporting unit using the market approach, which was based upon the Company’s current market capitalization. This review indicated that the carrying value of its goodwill may be impaired as September 30, 2008, December 31, 2008, March 31, 2009 and June 30, 2009. At each of these date, the Company then compared the implied fair value of the goodwill with the carrying amount of that goodwill. The implied fair value of the goodwill balance at each of these dates was deemed to be zero. This resulted in impairment charges of $121,000 for the year ended December 31, 2009 and $248,000 for the year ended December 31, 2008. No impairment was indicated at September 30, 2009 and December 31, 2009; however, our stock price is volatile and future changes in the quoted price of our stock and other judgments that underlay the fair value estimates may indicate that the fair value of the reporting unit is less than the carrying value, which may result in future impairment charges.

Income Taxes

We are subject to federal and various state income taxes in the United States, and we use estimates in determining our provision for these income taxes. In addition, we are subject to Canadian taxes for profits generated from our wholly owned subsidiary. Deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities are determined separately by tax jurisdiction. At December 31, 2009, our deferred tax assets consisted primarily of federal net operating loss carryforwards and state research and development credit carryforwards. We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. At December 31, 2009, we had a full valuation allowance against our deferred tax assets, which totaled approximately $9.0 million, due to the current uncertainty related to when, if ever, these assets will be realized. In the event that we determine in the future that we will be able to realize all or a portion of our net deferred tax asset, an adjustment to the deferred tax valuation allowance would increase earnings in the period in which such a determination is made.

Results of Operations

The following table sets forth selected statements of operations data for 2009, 2008 and 2007 indicated as percentages of revenues.

	Years Ended December 31,
	2009	2008	2007

Statement of Operations Data:
Revenues	100.0%	100.0%	100.0%
Cost of revenues	39.6	38.6	36.1

Gross margin	60.4	61.4	63.9

Operating expenses:
Research and development	14.0	11.9	9.9
Sales and marketing	36.8	41.6	37.2
General and administrative	19.5	23.1	15.2
Impairment of goodwill	0.3	0.6	—

Total operating expenses	70.6	77.2	62.3

Operating (loss) income	(10.2)	(15.8)	1.6
Total other income (expense), net	0.2	12.8	(0.3)

(Loss) income before provision for income taxes	(10.0)	(3.0)	1.3
Provision for income taxes	0.0	0.1	0.1

Net (loss) income	(10.0)%	(3.1)%	1.2%

Comparison of Years Ended December 31, 2009 and 2008

Revenues

	2009		2008		Year-to-Year Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
			(Dollars in thousands)

Revenues	$40,183	100.0%	$43,211	100.0%	$(3,028)	(7.0)%

The $3.0 million decline in revenues in 2009 reflected a decrease of $4.8 million in revenues from clients in which we derived revenue in both periods. This decreased revenue was primarily due to lower calling volume in the collections industry, and was partially offset by an increase of $1.8 million in revenues from new clients.

Cost of Revenues and Gross Profit

	2009		2008		Year-to-Year Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
			(Dollars in thousands)

Cost of revenues	$15,899	39.6%	$16,695	38.6%	$(796)	(4.8)%
Gross profit	24,284	60.4	26,516	61.4	(2,232)	(8.4)

The $796,000 decrease in cost of revenues in 2009 as compared to 2008 reflected a $1.4 million decrease in delivery and circuit costs, a $780,000 decrease in depreciation expense due to a lower depreciable base of our property and equipment infrastructure, and a $728,000 decrease in telephony expense due to lower client usage. These decreases were partially offset by an increase in text messaging and other channel delivery costs of $1.7 million due to higher volumes of messages sent, an increase in payroll expense of $232,000 due to a larger number of billable client management projects worked on during the current year, and a $166,000 increase in support and maintenance fees. The decrease in gross margin in 2009 as compared to 2008 reflected an overall revenue decline from 2008 to 2009, as well as lower price structure agreements entered into with some of our clients.

Operating Expenses

	2009		2008		Year-to-Year Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
			(Dollars in thousands)

Research and development	$5,628	14.0%	$5,151	11.9%	$477	9.3%
Sales and marketing	14,784	36.8	17,974	41.6	(3,190)	(17.7)
General and administrative	7,836	19.5	9,977	23.1	(2,141)	(21.5)
Impairment of goodwill	121	0.3	248	0.6	(127)	(51.2)

Total operating expenses	$28,369	70.6%	$33,350	77.2%	$(4,981)	(14.9)%

Research and Development.  The $477,000 increase in research and development expenses in 2009 as compared to 2008 was primarily attributable to a $218,000 increase in personnel related costs, as well as a $247,000 increase in outside consulting service fees and temporary help.

Sales and Marketing.  The $3.2 million decrease in sales and marketing expenses in 2009 as compared to 2008 resulted from a $2.0 million decrease in personnel related costs, an $826,000 decrease in travel and entertainment costs, and a $141,000 decrease in recruiting fees primarily as a result of fewer sales and marketing personnel.

General and Administrative.  The $2.1 million decrease in general and administrative expenses in 2009 as compared to 2008 consisted principally of a $1.9 million decrease in legal fees incurred in conjunction with our lawsuit with URS during the second quarter of 2008. Additionally, recruiting costs decreased $196,000, outside consulting services fees decreased $157,000, and outside professional services decreased $91,000. This was partially offset by an increase in employee compensation costs of $376,000 primarily as a result of executive separation pay due to the resignation of our president and chief executive officer during the second quarter of 2009.

Impairment of Goodwill.  The $127,000 decrease in impairment of goodwill in 2009 as compared to 2008 resulted from fewer impairment related charges in 2009 versus 2008. Please see “— Critical Accounting Policies — Valuation of Goodwill” above and Note 9 to the financial statements appearing elsewhere herein.

Operating Loss and Other Income

	2009		2008		Year-to-Year Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
			(Dollars in thousands)

Operating loss	$(4,085)	(10.2)%	$(6,834)	(15.8)%	$2,749	40.2%

Other income:
Interest income	70	0.2	936	2.2	(866)	(92.5)
Gain on litigation settlement	—	—	4,600	10.6	(4,600)	(100.0)

Total other income	70	0.2	5,536	12.8	(5,466)	(98.7)

Loss before provision for income taxes	$(4,015)	(10.0)%	$(1,298)	(3.0)%	$(2,717)	(209.3)%

The $5.5 million decrease in other income in 2009 as compared to 2008 primarily resulted from $4.6 million received in connection with the settlement of our lawsuit with Universal Recovery Systems (URS) during 2008. The remaining decrease is a result of a decline in the interest rates on the funds in which we invest our cash balance.

Net Loss

We recognized a net loss of $4.0 million in 2009 and $1.3 million in 2008. This difference principally reflected the settlement of our lawsuit with URS during 2008, as discussed above. An income tax provision of $16,000 was recorded in 2009 as compared to $21,000 in 2008. Our tax provision consists primarily of state income taxes in states where we did not have net operating loss carryforwards to offset taxable income. Because of our history of losses, we have provided a full valuation allowance against all deferred tax assets.

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

Sales and Marketing.  The $3.3 million increase in sales and marketing expenses in 2008 as compared to 2007 resulted from a $2.8 million increase in employee compensation costs primarily attributable to the addition of personnel. Of the $2.8 million increase in compensation costs, $153,000 was attributable to a severance payout for the workforce reduction that occurred in October 2008. Additional increases in 2008 consisted of (a) $254,000 in occupancy costs allocated to sales and marketing expenses due to the addition of personnel, (b) $155,000 in travel and entertainment costs, and (c) $135,000 in amortization expense resulting from certain intangible assets related to our acquisition of Mobile Collect in February 2008. For information regarding the acquisition of Mobile Collect, please see Note 9 to the financial statements appearing elsewhere herein.

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

Impairment of Goodwill.  The $248,000 charge for impairment of goodwill in 2008 resulted from our determination that an impairment of the carrying value of our goodwill had occurred due to the impact of the current economic environment on our operating results coupled with a material decline in our stock price. See “— Critical Accounting Policies — Valuation of Goodwill” above and Note 9 to the financial statements appearing elsewhere herein.

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

Net (Loss) Income

We recognized a net loss of $1.3 million in 2008 and net income of $466,000 in 2007. This difference principally reflected the decrease in our gross margin and the increase in our operating expenses as a percentage of revenues, as discussed above. An income tax provision of $21,000 was recorded in 2008 compared to $56,000 in 2007. In the years 2007 and 2008, our tax provision, which was reduced by the utilization of net operating loss carryforwards, consists of federal alternative minimum tax and state income tax in states where we did not have net operating loss carryforwards to offset taxable income.

Liquidity and Capital Resources

Resources

Since our inception, we have funded our operations primarily with proceeds from private placements of preferred stock, borrowings under credit facilities and, more recently, cash flow from operations and the proceeds from our initial public offering in November 2007.

We believe our existing cash and cash equivalents, our cash flow from operating activities, and our borrowings available under our existing credit facility will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future working capital requirements will depend on many factors, including the rates of our revenue growth, our introduction of new features for our on-demand service, and our expansion of research and development and sales and marketing activities. To the extent our cash and cash equivalents and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies and products. If additional funding is required, we may not be able to obtain bank credit arrangements or to effect an equity or debt financing on terms acceptable to us or at all.

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

Credit Facility Borrowings

On November 2, 2009 we entered into a credit facility with Silicon Valley Bank that provides a working capital line of credit at an interest rate of 4.5% per annum for up to the lesser of (a) $1.5 million or (b) 80% of eligible accounts receivable, subject to specified adjustments. Our assets serve as collateral for any borrowings under the credit facility. There are certain financial covenant requirements as part of the facility, including an adjusted quick ratio and certain minimum quarterly revenue requirements, none of which are restrictive to our overall operations. The credit facility will expire by its terms on November 1, 2010 and any amounts outstanding must be repaid on that date.

As of December 31, 2009, no amounts were outstanding under the existing credit agreement. As of December 31, 2009, letters of credit totaling $426,000 had been issued in connection with our facility leases.

Operating Cash Flow

For a discussion of our cash flow from operating activities, please see “— Additional Key Elements of Financial Performance.”

Working Capital

The following table sets forth selected working capital information:

	As of December 31,
	2009	2008	2007
	(Dollars in thousands)

Cash and cash equivalents	$36,322	$37,425	$35,674
Accounts receivable, net of allowance for doubtful accounts	6,878	6,641	7,261
Working capital	$40,359	$41,665	$39,920

Our cash and cash equivalents at December 31, 2009 were unrestricted and held for working capital purposes. They were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes.

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. Fluctuations vary depending on cash collections, client mix and the volume of monthly usage of our service. We use days’ sales outstanding, or DSO, calculated on an annual basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by revenues for the most recent year, multiplied by (b) the number of days in the year. Our DSO was 63 days at December 31, 2009, 58 days at December 31, 2008 and 67 days at December 31, 2007.

Requirements

Capital Expenditures

In recent years, we have made capital expenditures primarily to acquire computer hardware and software and, to a lesser extent, furniture and leasehold improvements, to support the growth of our business. Our capital expenditures totaled $900,000 in 2009, $1.5 million in 2008 and $4.8 million in 2007. We intend to continue to invest in our infrastructure to ensure our continued ability to enhance our platform, introduce new features and maintain the reliability of our network. We also intend to make investments in computer equipment and systems, as well as fixed assets as we continue to grow our business and add additional personnel. We expect our capital expenditures for these purposes will approximate $2.0 million in 2010. We are not currently party to any purchase contracts related to future capital expenditures.

Contractual Obligations and Requirements

The following table sets forth our commitments to settle contractual obligations as of December 31, 2009:

	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 Years	Total
	(Dollars in thousands)

Operating leases — office space	$819	$2,438	$—	$—	$3,257
Operating leases — hosting facilities	812	339	—	—	1,151

Total	$1,631	$2,777	$—	$—	$4,408

Our operating leases include a lease for our headquarters in Bedford, Massachusetts and two short-term leases for a sales office in Texas and a co-location facility in Canada. A majority of our leases related to hosting facilities are cancelable with a sixty day notice.

Effects of Inflation

Inflation and changing prices have not had a material effect on our business since January 1, 2007, and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, the impact of inflation on replacement costs of equipment, cost of revenues and operating expenses, primarily employee compensation costs, may not be readily recoverable in the pricing of our service.

Off-Balance-Sheet Arrangements

As of December 31, 2009, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the SEC.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board issued guidance to amend the accounting and disclosure requirements for revenue recognition. These amendments are effective for fiscal years beginning on or after June 15, 2010 and early adoption is permitted. We expect to adopt the amendments beginning January 1, 2011. The new guidance modifies the criteria for the separation of deliverables into units of accounting for multiple element arrangements. We have not yet determined the effect that adoption of this new guidance will have on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.

At December 31, 2009, we had unrestricted cash and cash equivalents totaling $36.3 million. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. A hypothetical ten percent change in interest rates would not have a material effect on our financial statements.

Item 8.	Financial Statements and Supplementary Data

The information required by this item is presented beginning at page F-1 appearing immediately after “Signatures” below.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, our management, including our chief executive officer and chief financial officer, concluded that as of December 31, 2009, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on this assessment, management concluded that, as of December 31, 2009, our internal control over financial reporting was effective based on those criteria.

The Company’s internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SoundBite Communications, Inc.
Bedford, Massachusetts

We have audited the internal control over financial reporting of SoundBite Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated March 2, 2010 expressed an unqualified opinion on those financial statements.

/s/  Deloitte & Touche LLP

Boston, Massachusetts
March 2, 2010

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this Item will be incorporated by reference to our definitive proxy statement for our 2010 annual meeting of stockholders.

Item 11.	Executive Compensation

The information required under this Item will be incorporated by reference to our definitive proxy statement for our 2010 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this Item will be incorporated by reference to our definitive proxy statement for our 2010 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this Item will be incorporated by reference to our definitive proxy statement for our 2010 annual meeting of stockholders.

Item 14.	Principal Accounting Fees and Services

The information required under this Item will be incorporated by reference to our definitive proxy statement for our 2010 annual meeting of stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

All schedules are omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

Exhibit			Filed		Filing Date
Number		Description of Exhibit	Herewith	Form	with SEC	Exhibit Number

3.1		Restated Certificate of Incorporation of the Registrant		10-Q	November 14, 2007	3.1
3.2		Amended and Restated By-Laws of the Registrant		S-1	October 15, 2007	3.4
4.1		Specimen certificate for shares of common stock of the Registrant		S-1	October 15, 2007	4.1
10.1		Lease dated May 18, 2007 between RAR2-Crosby Corporate Center QRS, Inc. and the Registrant		S-1	October 15, 2007	10.19
10.2		Agreement dated as of August 29, 2003, as amended, between the Registrant and Internap Network Services Corporation		S-1	October 15, 2007	10.3
10.3		Agreement dated as of October 9, 2004, between the Registrant and ColoSpace, Inc.		S-1	October 15, 2007	10.4
10.4		Loan and Security Agreement dated as of November 2, 2009 between Silicon Valley Bank and the Registrant		10-Q	November 6, 2009	10.1
10.5		Investors’ Rights Agreement dated as of June 17, 2005, among the Registrant, the Investors named therein, John McDonough and David Parker, as amended		S-1	October 15, 2007	4.2
10	.6†	2007 Stock Incentive Plan of the Registrant		S-1	October 15, 2007	10.12
10	.7†	Form of Incentive Stock Option Agreement under 2007 Stock Incentive Plan of the Registrant		S-1	October 15, 2007	10.13
10	.8†	Form of Nonstatutory Stock Option Agreement under 2007 Stock Incentive Plan of the Registrant		S-1	October 15, 2007	10.14
10	.9†	Form of Restricted Stock Agreement under 2007 Stock Incentive Plan of the Registrant		S-1	October 15, 2007	10.15
10	.10†	Employment Offer Letter entered into as of April 21, 2009 between the Registrant and James A. Milton		8-K	April 21, 2009	10.1
10	.11†	Form of Executive Retention Agreement entered into as of May 1, 2009 between the Registrant and James A. Milton		8-K	April 21, 2009	10.2
10	.12†	Form of Executive Retention Agreement entered into as of November 28, 2008 between the Registrant and each of Mark D. Friedman, Robert C. Leahy, and Timothy R. Segall		8-K	November 28, 2008	99.1
10	.13†	Form of Change in Control Agreement entered into as of May 1, 2009 between the Registrant and James A. Milton		8-K	April 21, 2009	10.3

Exhibit			Filed		Filing Date
Number		Description of Exhibit	Herewith	Form	with SEC	Exhibit Number

10	.14†	Form of Change in Control Agreement entered into as of November 28, 2008 between the Registrant and each of Mark D. Friedman, Robert C. Leahy and Timothy R. Segall		8-K	November 28, 2008	99.2
10	.15†	Form of Indemnification Agreement entered into (or to be entered into) between the Registrant and each of its executive officers and directors from time to time		S-1	October 15, 2007	10.17
10	.16†	Summary of 2009 Management Cash Compensation Plan		8-K	May 26, 2009	10.1
10	.17†	Compensation Arrangements with Outside Directors (Amended and Restated as of May 20, 2009)		8-K	May 26, 2009	10.2
10	.18†	Summary of 2010 Management Cash Compensation Plan		8-K	December 11. 2009	10.1
10	.19†	Compensation Arrangements with Outside Directors (Amended and Restated as of December 9, 2009)		8-K	December 11, 2009	10.2
21.1		List of subsidiaries of Registrant		10-K	March 18, 2009	21.1
23.1		Consent of Deloitte & Touche LLP	X
31.1		Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2		Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1		Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350	X

†	Management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(a) of the Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUNDBITE COMMUNICATIONS, INC.

By:	/s/ James A. Milton
James A. Milton
President and Chief Executive Officer
Date: March 2, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons as of March 2, 2010 on behalf of the registrant in the capacities indicated.

Signature	Title

/s/ James A. Milton James A. Milton	President and Chief Executive Officer (Principal Executive Officer)

/s/ Robert C. Leahy Robert C. Leahy	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Eric R. Giler Eric R. Giler	Director

/s/ James A. Goldstein James A. Goldstein	Director

/s/ Vernon F. Lobo Vernon F. Lobo	Director

/s/ Justin J. Perreault Justin J. Perreault	Director

/s/ James J. Roszkowski James J. Roszkowski	Director

/s/ Eileen Rudden Eileen Rudden	Director

/s/ Regina O. Sommer Regina O. Sommer	Director

SOUNDBITE COMMUNICATIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SoundBite Communications, Inc.
Bedford, Massachusetts

We have audited the accompanying consolidated balance sheets of SoundBite Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SoundBite Communications, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Boston, Massachusetts
March 2, 2010

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2009	2008
	(In thousands, except
	share and per share
	amounts)

ASSETS
Current assets:
Cash and cash equivalents	$36,322	$37,425
Accounts receivable, net of allowance for doubtful accounts of $152 and $218 at December 31, 2009 and 2008	6,878	6,641
Prepaid expenses and other current assets	1,344	1,221

Total current assets	44,544	45,287
Property and equipment, net	2,789	4,276
Intangible assets, net	79	205
Goodwill	213	—
Other assets	129	62

Total assets	$47,754	$49,830

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$973	$464
Accrued expenses	3,212	3,158
Total current liabilities	4,185	3,622

Other liabilities	537	454

Total liabilities	4,722	4,076

Commitments and contingencies (note 6)
Stockholders’ equity:
Common stock, $0.001 par value — 75,000,000 shares authorized; 16,506,730 and 15,701,644 shares issued at December 31, 2009 and 2008; 16,311,345 and 15,506,259 shares outstanding at December 31, 2009 and 2008	17	16
Additional paid-in capital	68,011	66,703
Treasury stock, at cost — 195,385 shares at December 31, 2009 and 2008	(132)	(132)
Accumulated other comprehensive loss	(72)	(72)
Accumulated deficit	(24,792)	(20,761)

Total stockholders’ equity	43,032	45,754

Total liabilities and stockholders’ equity	$47,754	$49,830

The accompanying notes are an integral part of these consolidated financial statements.

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except share
	and per share amounts)

Revenues	$40,183	$43,211	$39,492
Cost of revenues	15,899	16,695	14,258

Gross profit	24,284	26,516	25,234

Operating expenses:
Research and development	5,628	5,151	3,913
Sales and marketing	14,784	17,974	14,702
General and administrative	7,836	9,977	5,999
Impairment of goodwill	121	248	—

Total operating expenses	28,369	33,350	24,614

Operating (loss) income	(4,085)	(6,834)	620

Other income (expense):
Interest income	70	936	476
Interest expense	—	—	(222)
Gain on litigation settlement	—	4,600	—
Warrant charge for change in fair value	—	—	(352)

Total other income (expense)	70	5,536	(98)

(Loss) income before provision for income taxes	(4,015)	(1,298)	522
Provision for income taxes	16	21	56

Net (loss) income	(4,031)	(1,319)	466
Accretion of preferred stock	—	—	(37)

Net (loss) income attributable to common stockholders	$(4,031)	$(1,319)	$429

(Loss) income per common share:
Basic	$(0.25)	$(0.09)	$0.15
Diluted	$(0.25)	$(0.09)	$0.03
Weighted average common shares outstanding:
Basic	15,961,491	15,369,089	2,859,797
Diluted	15,961,491	15,369,089	12,778,255

The accompanying notes are an integral part of these consolidated financial statements.

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

					Accumulated
			Additional		Other		Total	Total
	Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Shareholders’	Comprehensive
	Shares	Amount	Capital	Stock	Income	Deficit	Equity (Deficit)	Income (Loss)
	(in thousands, except share and per share amounts)

Balance, January 1, 2007	821,471	$1	$274	$(132)	—	$(19,908)	$(19,765)
Initial public offering, net of offering costs	4,947,022	4	33,500	—	—	—	33,504
Conversion of preferred stock into common stock	9,613,942	10	30,815	—	—	—	30,825
Issuance of common stock for option exercises	38,453	—	16	—	—	—	16
Accretion of transaction costs for preferred stock	—	—	(37)	—	—	—	(37)
Stock-based compensation expense	—	—	318	—	—	—	318
Reclassification of preferred stock warrant liability	—	—	834	—	—	—	834
Comprehensive income:
Net income	—	—	—	—	—	466		$466
Translation adjustments	—	—	—	—	4	—		4

Total comprehensive income	—	—	—	—	—	—		$470

Balance, December 31, 2007	15,420,888	15	65,720	(132)	4	(19,442)	46,165
Issuance of common stock for option exercises	234,680	1	125	—	—	—	126
Issuance of common stock for cashless warrant exercises	46,076	—	—	—	—	—	—
Stock-based compensation expense	—	—	858	—	—	—	858
Comprehensive loss:
Net loss	—	—	—	—	—	(1,319)		$(1,319)
Translation adjustments	—	—	—	—	(76)	—		(76)

Total comprehensive loss	—	—	—	—	—	—		$(1,395)

Balance, December 31, 2008	15,701,644	16	66,703	(132)	(72)	(20,761)	45,754
Issuance of common stock for option exercises	805,086	1	331	—	—	—	332
Stock-based compensation expense	—	—	977	—	—	—	977
Comprehensive loss:
Net loss and total comprehensive loss	—	—	—	—	—	(4,031)		$(4,031)

	—	—	—	—	—	—

Balance, December 31, 2009	16,506,730	$17	$68,011	$(132)	$(72)	$(24,792)	$43,032

The accompanying notes are an integral part of these consolidated financial statements.

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net (loss) income	$(4,031)	$(1,319)	$466
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of property and equipment	2,486	3,205	2,869
Amortization of intangible assets	126	145	—
Provision for doubtful accounts	33	42	56
Change in carrying value of preferred stock warrant liability	—	—	352
Stock-based compensation	977	858	318
Impairment of goodwill	121	248	—
Loss (gain) on disposal of property and equipment	25	(20)	132
Change in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(270)	626	(1,396)
Prepaid expenses and other current assets	(123)	86	(699)
Other assets	(67)	87	(149)
Accounts payable	370	85	7
Accrued expenses and other liabilities	59	(267)	1,321

Net cash (used in) provided by operating activities	(294)	3,776	3,277

Cash flows from investing activities:
Proceeds received from sale of equipment	—	28	—
Cash paid related to acquisition of business	(256)	(651)	—
Purchases of property and equipment	(885)	(1,528)	(4,833)

Net cash used in investing activities	(1,141)	(2,151)	(4,833)

Cash flows from financing activities:
Proceeds from equipment and bank line of credit	—	—	2,345
Repayments of equipment and bank line of credit	—	—	(5,890)
Proceeds from issuance of common stock upon initial public offering, net of offering costs	—	—	33,504
Proceeds from exercise of stock options	332	126	16

Net cash provided by financing activities	332	126	29,975

Effect of exchange rate changes on cash and cash equivalents	—	—	4

Net (decrease) increase in cash and cash equivalents	(1,103)	1,751	28,423
Cash and cash equivalents, beginning of year	37,425	35,674	7,251

Cash and cash equivalents, end of year	$36,322	$37,425	$35,674

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—	$250

Cash paid during the period for income taxes	$20	$46	$7

Supplemental disclosure of non-cash investing and financing activities:
Accretion of redeemable convertible preferred stock	$—	$—	$37

Property and equipment, included in accounts payable	$139	$4	$82

Contingent cash payment to Mobile Collect included in accrued expenses	$118	$40	$—

Reclassification to equity of fair value of preferred stock warrant liability	$—	$—	$834

Conversion of redeemable preferred stock to common stock	$—	$—	$30,825

The accompanying notes are an integral part of these consolidated financial statements.

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Nature of Business

SoundBite Communications, Inc. (the Company) provides an on-demand, multi-channel proactive customer communications service that enables organizations to design, execute and measure communication campaigns for a variety of marketing, customer care, payment and collection processes. Clients use the Company’s Engage platform to communicate with their customers through voice, text and email messages that are relevant, timely, personalized and engaging. The Company was incorporated in Delaware in 2000 and its principal operations are located in Bedford, Massachusetts. The Company conducts its business primarily in the United States.

2.	Summary of Significant Accounting Policies

Subsequent Events

In preparing the accompanying financial statements and related disclosures, the Company has evaluated subsequent events through the date of issuance of these financial statements.

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

Foreign Currency

Prior to 2009, the functional currency of the Company’s foreign operations was the local currency of the country in which the operation is located. The assets and liabilities of these foreign operations were translated into U.S. dollars using the exchange rate at the balance sheet date, and revenues and expenses were translated using average rates for the period. Adjustments arising due to the application of the translation method were recorded to accumulated other comprehensive income, a component of stockholders’ equity. Beginning January 1, 2009, due to significant changes in economic facts and circumstances, the functional currency changed from the local currency of the foreign operations to the reporting currency the Company. A change in the functional currency is accounted for prospectively and therefore, the translation adjustments from previous years accounted for in accumulated other comprehensive loss are retained in this account. Transaction gains and losses are recognized in the statement of operations and have not been material for the periods presented.

Segment Data

The Company manages its operations on a consolidated, single segment basis for purposes of assessing performance and making operating decisions. Accordingly, the Company has only one operating and reporting segment.

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Cash and Cash Equivalents

The Company invests its cash in money market accounts, debt securities of U.S. government agencies and repurchase agreements with maturities of less than 90 days. All highly liquid instruments with a remaining maturity of 90 days or less when purchased are considered cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. Estimates are used to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable to its estimated net realizable value. These estimates are made by analyzing the status of significant past due receivables and by establishing general provisions for estimated losses by analyzing current and historical bad debt trends. Actual collection experience has not varied significantly from estimates. Receivables that are ultimately deemed uncollectible are charged off as a reduction of receivables and the allowance for doubtful accounts.

Activity in the allowance for doubtful accounts was as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007

Balance, beginning	$218	$176	$88
Provision for bad debts	33	42	56
Net uncollectible accounts (written off) recovered	(99)	—	32

Balance, end	$152	$218	$176

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents and accounts receivable. At December 31, 2009 and 2008, the Company had cash balances at certain financial institutions in excess of federally insured limits. However, the Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Accounts receivable are typically uncollateralized and are derived from revenues earned from clients primarily located in the United States. As of December 31, 2009 and 2008, three clients in the aggregate accounted for 35% and 42% of the outstanding accounts receivable balance, respectively. In each of 2009, 2008 and 2007, the Company had two customers that accounted for more than 10% of revenues. Revenues from one customer represented approximately 16% of revenue in 2009 and 17% of revenue in both 2008 and 2007. Revenues from a second customer, as a percentage of total revenue, were 13% in 2009, 14% in 2008 and 12% in 2007.

Development of Software for Internal Use

The Company capitalizes the cost of materials, consultants, payroll and payroll related costs for employees incurred in developing internal-use software after certain capitalization criteria are met. Amounts capitalized related to internal use software totaled $0 for each of the years ended December 31, 2009 and 2008 and $229,000 for the year ended December 31, 2007.

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

Goodwill

Goodwill is not amortized, but instead is reviewed for impairment annually or more frequently if impairment indicators arise. The Company evaluates goodwill on an annual basis for impairment and has selected November 1 as the annual impairment testing date. The Company operates as a single operating segment and has concluded that the Company is comprised of one reporting unit.

Long-lived Assets

The Company evaluates the possible impairment of long-lived assets, including intangible assets, whenever events and circumstances indicate the carrying value of the assets may not be recoverable. Intangible assets consist of customer relationships, non-compete agreements, and developed acquired technology (see note 9). These assets are carried at cost less accumulated amortization and are amortized over their estimated useful lives of two to five years using methods that most closely relate to the depletion of these assets.

Revenues

The Company derives substantially all of its revenues by providing its services for use by clients in communicating with their customers through voice, text and email messages. The Company provides its services under a usage-based pricing model, with prices calculated on a per-message or per-minute basis in accordance with the terms of its pricing agreements with clients. The Company invoices clients on a monthly basis. Typically, its pricing agreements with clients do not require minimum levels of usage or payments.

The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the client; (3) the amount of fees to be paid by the client is fixed or determinable; and (4) the collection of fees from the client is reasonably assured. Generally, this is when the services are performed.

The Company’s client management organization provides ancillary services to assist clients in selecting service features and adopting best practices that help clients make the best use of the Company’s on-demand service. The organization provides varying levels of support through these ancillary services, from managing an entire campaign to supporting self-service clients. In some cases, ancillary services may be billed to clients based upon a fixed fee or, more typically, a fixed hourly rate. These billed services typically are of short duration, typically less than one month. The billed services do not involve future obligations and do not provide material value beyond supporting use of the Company’s on-demand services. The Company recognizes revenue from these billed services within the calendar month in which the ancillary services are completed if the four criteria set forth above are satisfied. Revenues attributable to ancillary services are not material and accordingly were not presented as a separate line item in the statements of operations.

Research and Development Costs

Research and development costs are expensed as incurred. The Company has not capitalized any such costs in any of the years presented. Nonrefundable advance payments, if any, for goods or services used in

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

research and development are recognized as an expense as the related goods are delivered or services are performed. Research and development expenses include labor, materials and supplies and overhead.

Accounting for Stock-Based Compensation

Stock-based compensation expense is recognized based on the grant-date fair value using the Black-Scholes valuation model. The Company is recognizing compensation costs only for those stock-based awards expected to vest after considering expected forfeitures. Cumulative compensation expense is at least equal to the compensation expense for vested awards. Stock-based compensation is recognized on a straight-line basis over the service period of each award.

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. Tax benefits are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. Potential interest and penalties associated with such uncertain tax positions would be recorded as a component of income tax expense. At December 31, 2009 and 2008, the Company had not identified any significant uncertain tax positions.

Basic and Diluted (Loss) Income Per Share

(Loss) income per share has been computed using the weighted average number of shares of common stock outstanding during each period. Diluted amounts per share include the impact of the Company’s outstanding potential common shares, such as options and warrants (using the treasury stock method) and convertible preferred stock (using the if converted method). Potential common shares that are antidilutive are excluded from the calculation of diluted (loss) income per common share. The following table sets forth the

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

components of the computation of basic and diluted net (loss) income per common share for the years indicated (dollars in thousands, except share data):

	Years Ended December 31,
	2009	2008	2007

Numerator:
Net (loss) income attributable to common stockholders	$(4,031)	$(1,319)	$429

Denominator:
Weighted average shares used in computing net (loss) income per common share — basic	15,961,491	15,369,089	2,859,797
Add dilutive securities:
Stock options	—	—	1,674,284
Unvested stock	—	—	5,078
Warrants	—	—	100,170
Conversion of redeemable convertible preferred stock	—	—	8,138,926

Weighted average shares used in computing net (loss) income per common share — diluted	15,961,491	15,369,089	12,778,255

Potential common shares excluded from the computation of net (loss) income per common share due to being anti-dilutive consist of the following:

	Years Ended December 31,
	2009	2008	2007

Stock options	2,764,267	2,571,995	85,749
Unvested stock	—	2,744	—
Warrants	33,686	62,772	—

Comprehensive (Loss) Income

Comprehensive (loss) income consists of net income or loss and foreign currency translation adjustments.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board issued guidance to amend the accounting and disclosure requirements for revenue recognition. These amendments are effective for fiscal years beginning on or after June 15, 2010 and early adoption is permitted. The Company expects to adopt the amendments beginning January 1, 2011. The new guidance modifies the criteria for the separation of deliverables into units of accounting for multiple element arrangements. The Company has not yet determined the effect that adoption of this new guidance will have on its financial statements.

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

3.	Property and Equipment

Property and equipment as of December 31, 2009 and 2008 consisted of the following (in thousands):

	As of December 31,
	2009	2008

Computer equipment	$9,352	$8,510
Computer software	3,505	3,390
Furniture and fixtures	556	556
Office equipment & machinery	402	402
Leasehold improvements	543	543

Total	14,358	13,401
Less — accumulated depreciation and amortization	(11,569)	(9,125)

Property and equipment, net	$2,789	$4,276

Depreciation expense for the years ended December 31, 2009, 2008, and 2007 was $2.5 million, $3.2 million and $2.9 million, respectively.

4.	Line of Credit

On November 2, 2009, the Company entered into a credit facility with Silicon Valley Bank that provides a working capital line of credit at an interest rate of 4.5% per annum for up to the lesser of (a) $1.5 million or (b) 80% of eligible accounts receivable, subject to specified adjustments. The Company’s assets serve as collateral for any borrowings under the credit facility. There are certain financial covenant requirements as part of the facility, including an adjusted quick ratio and certain minimum quarterly revenue requirements, none of which are restrictive to the Company’s operations. The credit facility will expire by its terms on November 1, 2010 and any amounts outstanding must be repaid on that date.

As of December 31, 2009, no amounts were outstanding under the existing credit agreement. As of December 31, 2009, letters of credit totaling $426,000 had been issued in connection with the Company’s facility leases.

5.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2009	2008

Accrued payroll related items	$874	$1,196
Accrued telephony	646	656
Accrued professional fees	543	377
Accrued other	1,149	929

Total accrued expenses	$3,212	$3,158

6.	Commitments and Contingencies

The Company has various non-cancelable operating leases related to its office space that expire through 2013. Certain leases have fixed rent escalations clauses and renewal options, which are accounted for on a

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

straight-line basis over the life of the lease. Future minimum lease payments under non-cancelable operating leases at December 31, 2009 were as follows (in thousands):

2010	$819
2011	856
2012	892
2013	690
2014	—

Total future minimum lease payments	$3,257

Total rent expense for office space charged to operations was $759,000, $775,000, and $485,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Total rent expense for hosting sites charged to cost of revenues was $1.4 million for the year ended December 31, 2009, and $1.3 million for the years ended December 31, 2008 and 2007. A majority of the Company’s hosting facilities are cancelable with a sixty day notice and thus, are not included in the above table.

Litigation and Claims

On June 25, 2008, the Company entered into a settlement agreement (the Settlement Agreement) relating to two lawsuits with Universal Recovery Systems (URS). As part of the agreement, URS made a payment to the Company of $4.6 million. The Company was also granted a worldwide, perpetual, non-exclusive license to the URS’ patents involved in the two lawsuits. The Company has not ascribed any value to this license.

The $4.6 million received in June 2008 as a settlement relating to these lawsuits was recorded as a component of other income (expense) for the year ended December 31, 2008.

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, investigations and litigation. At December 31, 2009, the Company did not have any pending claims, charges, investigations or litigation.

7.	Common Stock and Warrants

Authorized Shares

At December 31, 2009, the Company had authorized 75,000,000 shares of common stock, of which 3,336,164 shares were reserved for future issuance as follows:

Warrants to purchase common stock	33,686
Outstanding options to purchase common stock	3,019,595
Shares reserved for future option grants	282,883

3,336,164

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

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Warrants

In connection with the initial public offering in November 2007, and the associated conversion of the Company’s outstanding redeemable convertible preferred stock to common stock, the warrants to purchase shares of redeemable convertible preferred stock were converted to warrants to purchase shares of the Company’s common stock. During the year ended December 31, 2008, warrants to purchase 117,959 shares of common stock were exercised in cashless transactions resulting in the issuance of 46,076 shares of common stock. As of December 31, 2009, warrants to purchase 33,686 shares of common stock at a weighted average exercise price of $3.49 remain outstanding and expire in 2010.

8.	Stock-based compensation

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

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2009, there were 282,883 shares available for grant under the 2007 Plan. Stock option activity during the year ended December 31, 2009 was as follows:

	Year Ended December 31, 2009
		Weighted	Weighted	Aggregate
		Average	Average Remaining	Intrinsic
	Number of	Exercise	Contractual Term	Value
	Options	Price	(in years)	(in 000’s)

Outstanding — January 1, 2009	2,471,044	$2.24
Granted	1,469,000	1.99
Exercised	(805,086)	0.41
Forfeited	(115,363)	4.78

Outstanding — December 31, 2009	3,019,595	$2.51	8.0	$3,055

Exercisable — end of year	1,209,150	$2.47	6.2	$1,604

Vested & Expected to vest — end of year	2,618,217	$2.53	7.8	$2,732

The weighted average grant date fair value of options granted during the years ended December 31, 2009, 2008 and 2007 was $1.21, $2.43 and $5.29, respectively. The intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $1.3 million, $181,000 and $265,000, respectively.

For the years ended December 31, 2009, 2008 and 2007, the Company used the Black-Scholes option pricing model to value option grants and determine the related compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates.

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

The expected term of options granted was determined based on the simplified method, in which the expected term is equal to the midpoint of the vesting term and the original contractual term. The Company’s stock has been publicly traded for slightly more than two years, and therefore, there is not sufficient historical share option experience to estimate the expected term using company specific data.

The Company recognizes compensation expense for only the portion of options that are expected to vest. The estimated forfeiture rate was based upon an analysis of the Company’s historical data and future expectations. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table provides the assumptions used in determining the fair value of the share-based awards:

	Year Ended December 31,
	2009	2008	2007

Risk Free Rate	1.81 - 3.40%	2.71 - 3.77%	4.50 - 5.71%
Expected Life	6.02 - 6.25 years	6.02 - 6.25 years	6.02 - 6.25 years
Expected Volatility	61.0 - 64.3%	57.2 - 65.4%	75.3%
Weighted Average Volatility	63.8%	61.5%	75.3%
Expected Dividend Yield	0%	0%	0%

As of December 31, 2009 the total compensation cost related to stock-based awards granted to employees and directors but not yet recognized was $2.0 million, net of estimated forfeitures. These costs will be recognized on a straight-line basis over a weighted average period of 2.7 years.

The following table presents stock-based compensation expense included in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2009	2008	2007

Cost of revenues	$22	$33	$6
Research and development	101	85	17
Sales and marketing	352	403	120
General and administrative	502	337	175

Total stock-based compensation	$977	$858	$318

9.	Goodwill And Intangibles

On February 26, 2008, the Company acquired substantially all of the assets of Mobile Collect, Inc. Mobile Collect was a privately held company that provided text messaging and mobile communications solutions. The Company acquired these assets with the goal of supplementing the Company’s service capabilities to include Free-To-End-User text messaging. The acquisition included cash payments of $500,000 upon closing and contingent cash payments of up to $2 million payable through 2013 upon Mobile Collect achieving certain established financial targets. As of December 31, 2009, the Company had recorded $424,000 of contingent consideration and increased the carrying value of goodwill. Of this amount, $213,000 has been recognized as goodwill at December 31, 2009 and the remaining balance of $211,000 has been included in the impairment of goodwill charge in the consolidated statement of operations for the years ended December 31, 2009 and 2008. As of December 31, 2009, the Company had remaining contingent consideration related to its acquisition of up to approximately $1.6 million. The results of operations of Mobile Collect have been included in the accompanying financial statements from the date of the acquisition.

During the third and fourth quarters of 2008, as well as each of the quarters in the year ended December 31, 2009, as a result of the economic environment impacting the Company’s business and operating results coupled with a material decline of the Company’s stock price, the Company determined that impairment triggering events had occurred that would require interim impairment evaluations. Therefore, in addition to the annual November 1 review date, the Company initiated a review of the carrying value of the goodwill for possible impairment. The Company determined the fair value of its reporting unit using the market approach. This review indicated that the carrying value of its goodwill may be impaired as of September 30, 2008, December 31, 2008, March 31, 2009 and June 30, 2009. The Company then performed the second step of the goodwill impairment test used to measure the amount of impairment loss, if any, and

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

compared the implied fair value of the goodwill with the carrying amount of that goodwill. The fair value of the reporting unit was determined using a market approach, as well as an estimation of the fair value of the Company’s assets and liabilities required in Step 2 of the impairment test. The fair value of the Company’s assets and liabilities used in Step 2 includes certain identifiable intangible assets, for which fair value is typically measured using an analysis of discounted cash flows. This resulted in impairment charges of $121,000 for the year ended December 31, 2009 and $248,000 for the year ended December 31, 2008.

The changes in the carrying amount of the Company’s goodwill for the years ended December 31, 2009 and 2008 are as follows (in thousands):

Balance at January 1, 2008:
Goodwill	$—
Accumulated impairment losses	—

—
Addition to goodwill	248
Impairments recognized	(248)
Balance at December 31, 2008:
Goodwill	$248
Accumulated impairment losses	(248)

—
Additions to goodwill	334
Impairments recognized	(121)

Balance at December 31, 2009:
Goodwill	$582
Accumulated impairment losses	(369)

$213

Amortized intangible assets consisted of the following (in thousands):

			Net
	Gross	Accumulated	Carrying
December 31, 2009	Value	Amortization	Value

Technology	$10	$10	$—
Non-compete agreements	20	7	13
Customer relationships	320	254	66

	$350	$271	$79

December 31, 2008
Technology	$10	$8	$2
Non-compete agreements	20	3	17
Customer relationships	320	134	186

	$350	$145	$205

The Company is amortizing the Mobile Collect identifiable intangible assets over their estimated useful lives of two to five years using methods that most closely relate to the depletion of these assets. Estimated

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

annual amortization expense related to the intangible assets acquired in connection with the Mobile Collect transaction is as follows (in thousands):

Year Ending December 31,	Amount

2010	$63
2011	12
2012	4

Total	$79

10. Fair value

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

Level 1 — Quoted prices in active markets for identical assets or liabilities

Level 2 — Other inputs that are directly or indirectly observable in the marketplace

Level 3 — Unobservable inputs that are supported by little or no market activity

The carrying value of the Company’s financial instruments, including cash, accounts receivable and accounts payable, approximate their fair value because of their short-term nature. The Company measures cash equivalents at fair value, which are classified within Level 2 of the fair value hierarchy because fair value is determined based on quoted prices of similar assets. Assets measured at fair value on a recurring basis consisted of the following types of instruments and were reported as cash equivalents as of December 31, 2009 and 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance

December 31, 2009:
Assets
Cash equivalents:
Money market fund deposits	$—	$35,626	$—	$35,626

Total assets measured at fair value	$—	$35,626	$—	$35,626

December 31, 2008:
Assets
Cash equivalents:
Money market fund deposits	$—	$36,036	$—	$36,036

Total assets measured at fair value	$—	$36,036	$—	$36,036

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

11. Income taxes

The Company’s provision for income taxes for the years ended December 31, 2009, 2008 and 2007 totaled $16,000, $21,000 and $56,000, respectively, and is comprised primarily of current state and Canadian income taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows (in thousands):

	As of December 31,
	2009	2008

Deferred tax assets:
Net operating loss carryforwards	$6,809	$5,820
Accounts receivable	61	88
Intangibles amortization and goodwill	222	143
Accrued expenses	177	168
Research and development credits	1,356	1,115
Deferred revenue	62	—
Stock compensation	162	92
Depreciation	102	115

Deferred tax assets	8,951	7,541
Valuation allowance	(8,951)	(7,541)

Total deferred tax assets	$—	$—

A reconciliation of the U.S. federal taxes at the statutory rate to the Company’s recorded tax provision for the years ended December 31, 2009, 2008 and 2007 is as follows:

	December 31,
	2009	2008	2007

Tax at U.S. federal statutory rate	$(1,365)	$(445)	$178
State taxes, net of federal benefit	9	6	19
Research and development and other credits (generated) used	(292)	44	190
Nondeductible meals and entertainment	28	51	57
Nondeductible stock options	223	255	68
Nondeductible warrants	—	—	120
Canadian subsidiary	—	2	(3)
Change in valuation allowance	1,413	108	(573)

	$16	$21	$56

A valuation allowance is recorded to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, including that the Company has not achieved a history of profitable operations, management has determined that a full valuation allowance at December 31, 2009 and 2008 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2009, the Company has available federal and state net operating loss carryforwards of approximately $20.8 million and $4.1 million, respectively, which will begin to expire between 2010 and 2029. These operating loss carryforwards include $1.3 million in income tax deductions related to stock options which will be tax effected and the benefit will be reflected as a credit to additional paid-in capital when realized. In addition, the Company has federal and state R&D tax credits of approximately $911,000 and $402,000, respectively. In addition, federal Alternative Minimum Tax credits of $42,000 are available for carryforward. All of these credits expire between 2018 and 2028.

Ownership changes, as defined by the Internal Revenue Code, may substantially limit the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income. The Company believes that ownership changes occurred in 2000, 2001 and at November 6, 2007, the closing date of the Company’s initial public offering. Included in the net operating loss and tax credit carryforwards above are $6.8 million and $225,000, respectively, as a result of the 2000 and 2001 ownership changes which are subject to full limitation. The ownership change in 2007 results in an annual limitation amount of $3.6 million for the use of the NOL carryforward generated after November 28, 2001 through November 8, 2007.

The tax years 2000 through 2008 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the United States, as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years. The Company recognizes both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company has not recorded any interest or penalties on any unrecognized tax benefits since its inception. The Company does not believe material uncertain tax positions have arisen to date, and as a result, no reserves for these matters have been recorded.

12. Benefit Plan

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code. Participants may contribute up to a maximum percentage of their annual compensation to this plan as determined by the Company, limited to a maximum annual amount set by the Internal Revenue Service. The Company did not make any matching contributions to this plan during the years ended December 31, 2009, 2008 and 2007.

13. Selected Quarterly Financial Data (unaudited)

	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2009	2009	2009	2009
	(In thousands, except per share data)

Revenues	$9,433	$9,684	$10,457	$10,609
Cost of revenues	3,754	3,784	4,202	4,159
Gross profit	5,679	5,900	6,255	6,450
Net loss	(1,049)	(1,589)	(689)	(704)
Basic and diluted loss per share	$(0.07)	$(0.10)	$(0.04)	$(0.04)

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

		(1)
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2008	2008	2008	2008

Revenues	$10,635	$11,308	$10,613	$10,655
Cost of revenues	4,077	4,322	4,155	4,141
Gross profit	6,558	6,986	6,458	6,514
Net (loss) income	(1,519)	2,916	(1,509)	(1,207)
Basic (loss) earnings per share	(0.10)	0.19	(0.10)	(0.08)
Diluted (loss) earnings per share	$(0.10)	$0.18	$(0.10)	$(0.08)

(1)	Net (loss) income and basic and diluted (loss) earnings per share include a $4.6 million gain in connection with the settlement of the lawsuit with Universal Recovery Systems, offset by $1.9 million of related expenses for the quarter ended June 30, 2008.