Form 10-Q
period 2010-03-31
SOUNDBITE COMMUNICATIONS INC
filed 2010-05-07
CIK 1163698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     As of May 1, 2010, there were 16,315,193 shares of the registrant’s common stock, $.001 par value per share, outstanding.

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,106	$36,322
Accounts receivable, net of allowance for doubtful accounts of $139 at March 31, 2010 and $152 at December 31, 2009	6,796	6,878
Prepaid expenses and other current assets	1,033	1,344

Total current assets	43,935	44,544

Property and equipment, net	2,712	2,789
Intangible assets, net	56	79
Goodwill	323	213
Other assets	22	129

Total assets	$47,048	$47,754

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$979	$973
Accrued expenses	3,241	3,212

Total current liabilities	4,220	4,185

Other liabilities	527	537

Total liabilities	4,747	4,722

Stockholders’ equity:
Common stock, $0.001 par value — 75,000,000 shares authorized; 16,510,433 and 16,506,730 shares issued at March 31, 2010 and December 31, 2009; 16,315,048 and 16,311,345 shares outstanding at March 31, 2010 and December 31, 2009	17	17
Additional paid-in capital	68,345	68,011
Treasury stock, at cost —195,385 shares at March 31, 2010 and December 31, 2009	(132)	(132)
Accumulated other comprehensive loss	(72)	(72)
Accumulated deficit	(25,857)	(24,792)

Total stockholders’ equity	42,301	43,032

Total liabilities and stockholders’ equity	$47,048	$47,754

See notes to the unaudited condensed consolidated financial statements.

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2010	2009
Revenues	$9,872	$9,433
Cost of revenues	4,016	3,754

Gross profit	5,856	5,679

Operating expenses:
Research and development	1,486	1,423
Sales and marketing	3,689	3,541
General and administrative	1,748	1,746
Impairment of goodwill	—	52

Total operating expenses	6,923	6,762

Operating loss	(1,067)	(1,083)

Other income:
Interest income	2	34

Total other income	2	34

Net loss	$(1,065)	$(1,049)

Net loss per common share:
Basic and diluted	$(0.07)	$(0.07)

Weighted average common shares outstanding:
Basic and diluted	16,313,109	15,590,031

See notes to the unaudited condensed consolidated financial statements.

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,065)	$(1,049)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	491	689
Amortization of intangible assets	23	37
Stock-based compensation	329	209
Impairment of goodwill	—	52
Loss on disposal of equipment	—	20
Change in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	82	601
Prepaid expenses and other current assets	311	71
Other assets	107	26
Accounts payable	(2)	231
Accrued expenses and other liabilities	27	(540)

Net cash provided by operating activities	303	347

Cash flows from investing activities:
Cash paid related to acquisition of business	(118)	(52)
Purchases of property and equipment	(406)	(181)

Net cash used in investing activities	(524)	(233)

Cash flows from financing activities:
Proceeds from exercise of stock options	5	83

Net cash provided by financing activities	5	83

Net (decrease) increase in cash and cash equivalents	(216)	197
Cash and cash equivalents, beginning of period	36,322	37,425

Cash and cash equivalents, end of period	$36,106	$37,622

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$3	$8

Supplemental disclosure of non-cash investing activities:
Property and equipment, included in accounts payable	$8	$54

Contingent cash payment to Mobile Collect, included in accrued expenses	$110	$52

See notes to the unaudited condensed consolidated financial statements.

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. NATURE OF BUSINESS
SoundBite Communications, Inc. (the Company) provides an on-demand, multi-channel proactive customer communications service that enables organizations to design, execute and measure communication campaigns for a variety of marketing, customer care, payment and collection processes. Clients use the Company’s Engage platform to communicate with their customers through voice, text and email messages. The Company was incorporated in Delaware in 2000 and its principal operations are located in Bedford, Massachusetts. The Company conducts its business primarily in the United States.
2. BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements include all adjustments, consisting of normal and recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2010 and its results of operations for the three months ended March 31, 2010 and 2009 and its cash flows for the three months ended March 31, 2010 and 2009. The results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. No subsequent events requiring adjustment or disclosure were identified. These condensed consolidated financial statements should be read in conjunction with the audited annual financial statements and notes thereto as of and for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the SEC.
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

	Three Months Ended
	March 31,
	2010	2009
Stock options	3,411,588	2,261,564
Restricted stock	78,950	1,100
Warrants	14,487	33,686

Total	3,505,025	2,296,350

     Comprehensive Loss
Comprehensive loss consists of net loss and foreign currency translation adjustments. For the period ending March 31, 2010, comprehensive loss was equal to net loss.
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
4. ACCRUED EXPENSES
     Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Accrued payroll related items	$825	$874
Accrued telephony	602	646
Accrued professional fees	530	543
Accrued other	1,284	1,149

Total	$3,241	$3,212

5. STOCK-BASED COMPENSATION
Compensation expense associated with stock-based awards amounted to $329,000 and $209,000 during the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, the total compensation cost related to stock-based awards granted to employees and directors but not yet recognized was $2.4 million, net of estimated forfeitures. These costs will be amortized on a straight-line basis over a weighted average period of 2.8 years.
The following table presents stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Cost of revenues	$9	$5
Research and development	31	22
Sales and marketing	130	92
General and administrative	159	90

Total stock-based compensation	$329	$209

6. GOODWILL AND INTANGIBLES
On February 26, 2008, the Company acquired substantially all of the assets of Mobile Collect, Inc. (Mobile Collect). Mobile Collect was a privately held company that provided text messaging and mobile communications solutions. The Company acquired these assets with the goal of supplementing the Company’s service capabilities to include Free-To-End-User text messaging. The acquisition included cash payments of $500,000 upon closing and contingent cash payments of up to $2 million payable through 2013 upon Mobile Collect achieving certain established financial targets. During the three months ended March 31, 2010, the Company recorded $110,000 of contingent consideration and increased the carrying value of goodwill. As of March 31, 2010, the Company had remaining contingent consideration related to its acquisition of up to approximately $1.5 million, which will be recognized as additions to goodwill and subject to future impairment considerations. The results of operations of Mobile Collect have been included in the accompanying financial statements from the date of the acquisition.
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
Level 1—Quoted prices in active markets for identical assets or liabilities
Level 2—Other inputs that are directly or indirectly observable in the marketplace
Level 3—Unobservable inputs that are supported by little or no market activity
The carrying value of the Company’s financial instruments, including cash, accounts receivable and accounts payable, approximate their fair value because of their short-term nature. The Company measures cash equivalents at fair value, which are classified within Level 2 of the fair value hierarchy. The Company’s money market fund deposits are valued based on the quoted prices of similar assets or subsequent transactions. Assets measured at fair value on a recurring basis consisted of the following types of instruments and were reported as cash equivalents as of March 31, 2010 and December 31, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets for
	Identical	Significant Other	Significant
	Instruments	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total Balance

March 31, 2010:
Assets
Cash equivalents:
Money market fund deposits	$—	$35,629	$—	$35,629

Total assets measured at fair value	$—	$35,629	$—	$35,629

December 31, 2009:
Assets
Cash equivalents:
Money market fund deposits	$—	$35,626	$—	$35,626

Total assets measured at fair value	$—	$35,626	$—	$35,626

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
Key Components of Results of Operations
     Revenues
We currently derive substantially all of our revenues by providing our service for use by clients in communicating with their customers through voice, text and email messages. We provide our service under a usage-based pricing model, with prices calculated on a per-message or per-minute basis in accordance with the terms of our pricing agreements with clients. We invoice clients on a monthly basis.
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
     Cost of Revenues
Cost of revenues consists primarily of telephony charges, as well as depreciation expenses for our telephony infrastructure and expenses related to hosting and providing support for our platform. Cost of revenues also includes compensation expense for our operations personnel. As we continue to grow our business and add features to our platform, we expect cost of revenues will continue to increase on an absolute dollar basis. Our annual gross margin ranged from 60.4% to 63.9% during the last three fiscal years. We currently are targeting a quarterly gross margin of 58% to 62% for the foreseeable future. Our gross margin for a quarter may vary significantly from our target range for a number of reasons, including the mix of types of messaging campaigns executed during the quarter, as well as the extent to which we build our infrastructure through, for example, significant acquisitions of hardware or material increases in leased data center facilities.
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
Additional Key Measures of Financial Performance
We present information below with respect to cash flow from operating activities and free cash flow. Free cash flow is a measure of financial performance calculated as cash flow from operating activities, less payments of contingent purchase price and purchases of property and equipment.
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

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Cash flows from operating activities	$303	$347
Contingent purchase price payments to Mobile Collect	(110)	(52)
Purchases of property and equipment	(406)	(181)

Free cash flow (non-GAAP)	$(213)	$114

Our operating activities provided net cash in the amount of $303,000 for the three months ended March 31, 2010 reflecting a net loss of $1.1 million, which was offset by non-cash charges and changes in working capital of $1.4 million consisting primarily of (a) depreciation expense of $491,000, (b) a decrease in accounts receivable, prepaid expenses and other assets of $500,000, primarily from the timing of receipts from our clients, and (c) an increase in accrued expenses and accounts payable of $25,000 due to the timing of the payments.
Free cash flow in each of the three-month periods presented reflects, in addition to the factors driving cash flow from operating activities, our purchases of property and equipment, which consists primarily of computer equipment and software, and our payments of contingent purchase price in connection with our acquisition of the assets of Mobile Collect in 2008. Our contingent purchase price obligations to Mobile collect extend through 2013.

Results of Operations
The following table sets forth selected statements of operations data for the three months ended March 31, 2010 and 2009 indicated as percentages of revenues.

	Three Months Ended March 31,
	2010	2009
Statement of Operations Data:
Revenues	100.0%	100.0%
Cost of revenues	40.7	39.8

Gross margin	59.3	60.2

Operating expenses:
Research and development	15.0	15.1
Sales and marketing	37.4	37.5
General and administrative	17.7	18.5
Impairment of goodwill	0.0	0.6

Total operating expenses	70.1	71.7

Operating loss	(10.8)	(11.5)
Total other income	0.0	0.4

Net loss	(10.8)%	(11.1)%

     Comparison of Three Months Ended March 31, 2010 and 2009
Revenues

	Three Months Ended March 31,				Quarter-to-
	2010		2009		Quarter Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
			(dollars in thousands)
Revenues	$9,872	100.0%	$9,433	100.0%	$439	4.7%
The $439,000 increase in revenues for the three months ended March 31, 2010 as compared to the same period in 2009 was mainly due to higher calling volume in the collections industry. In addition, revenue from new clients reflected an increase of $701,000, which was partially offset by a decrease of $272,000 in revenues from clients from which we derived revenue in both periods.
Cost of Revenues and Gross Profit

	Three Months Ended March 31,				Quarter-to-
	2010		2009		Quarter Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
			(dollars in thousands)
Cost of revenues	$4,016	40.7%	$3,754	39.8%	$262	7.0%
Gross profit	5,856	59.3	5,679	60.2	177	3.1
The $262,000 increase in cost of revenues for the three months ended March 31, 2010 as compared to the same period in 2009 reflected a $383,000 increase in text and email costs, as well as increased telephony expense of $247,000 due to higher client usage and increased equipment related costs of $120,000. These increases were partially offset by a $394,000 decrease in telephony expense related to lower delivery and circuit costs and a $134,000 decrease in depreciation expense due to a lower depreciable base of our property and equipment infrastructure. The decrease in gross margin for the three months ended March 31, 2010 as compared to the same period in 2009 reflected lower price structure agreements entered into with some of our clients.

Operating Expenses

	Three Months Ended March 31,				Quarter-to-
	2010		2009		Quarter Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
			(dollars in thousands)
Research and development	$1,486	15.0%	$1,423	15.1%	$63	4.4%
Sales and marketing	3,689	37.4	3,541	37.5	148	4.2
General and administrative	1,748	17.7	1,746	18.5	2	0.1
Impairment of goodwill	—	0.0	52	0.6	(52)	(100.0)

Total operating expenses	$6,923	70.1%	$6,762	71.7%	$161	2.4%

Research and Development. The $63,000 increase in research and development expenses for the three months ended March 31, 2010 as compared to the same period in 2009 was primarily attributable to a $56,000 increase in personnel related costs. In addition, during the three month period ended March 31, 2010, we capitalized $101,000 of research and development compensation costs to property and equipment for the development of internal use software compared to $0 during the three month period ended March 31, 2009.
Sales and Marketing. The $148,000 increase in sales and marketing expenses for the three months ended March 31, 2010 as compared to the same period in 2009 resulted primarily from a $168,000 increase in personnel related costs and a $50,000 increase in marketing programs, partially offset by a $70,000 decrease in travel and entertainment costs.
General and Administrative. General and administrative expenses remained essentially flat for the three months ended March 31, 2010 as compared to the same period in 2009, which reflected a $138,000 increase in personnel related costs that was offset by a $120,000 decrease in professional service costs.
Impairment of Goodwill. The $52,000 decrease in the impairment of goodwill for the three months ended March 31, 2010 as compared to the same period in 2009 was a result of no impairment charge in the first quarter of 2010.
Operating Loss and Other Income

	Three Months Ended March 31,				Quarter-to-
	2010		2009		Quarter Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
			(dollars in thousands)
Operating loss	$(1,067)	(10.8)%	$(1,083)	(11.5)%	$16	1.5%
Other income:
Interest income	2	0.0	34	0.4	(32)	(94.1)

Total other income.	2	0.0	34	0.4	(32)	(94.1)

Net loss	$(1,065)	(10.8)%	$(1,049)	(11.1)%	$(16)	(1.5)%

The $32,000 decrease in total other income for the three months ended March 31, 2010 as compared to the same period in 2009 resulted from a decrease in interest income due to a decline in the interest rates on the funds in which we invested our cash balance.
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
     Credit Facility Borrowings
On November 2, 2009 we entered into a credit facility with Silicon Valley Bank that provides a working capital line of credit at an interest rate of 4.5% per annum for up to the lesser of (a) $1.5 million or (b) 80% of eligible accounts receivable, subject to specified adjustments. Accounts receivable serve as collateral for any borrowings under the credit facility. There are certain financial covenant requirements as part of the facility, including an adjusted quick ratio and certain minimum quarterly revenue requirements, none of which are restrictive to our overall operations. The credit facility will expire by its terms on November 1, 2010 and any amounts outstanding must be repaid on that date.
As of March 31, 2010, no amounts were outstanding under the existing credit agreement. As of March 31, 2010, letters of credit totaling $426,000 had been issued in connection with our facility leases.
     Operating Cash Flow
For a discussion of our cash flow from operating activities, see “— Additional Key Measures of Financial Performance.”
     Working Capital
The following table sets forth selected working capital information:

	March 31,	December 31,
	2010	2009
	(In thousands)
Cash and cash equivalents	$36,106	$36,322
Accounts receivable, net of allowance for doubtful accounts	6,796	6,878
Working capital	39,715	40,359
Our cash and cash equivalents at March 31, 2010 were unrestricted and held for working capital purposes. These funds were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes.
Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. Fluctuations vary depending on cash collections, client mix and the volume of monthly usage of our services.
     Requirements
     Capital Expenditures
In recent years, we have made capital expenditures primarily to acquire computer hardware and software and, to a lesser extent, furniture and leasehold improvements to support the growth of our business. Our capital expenditures totaled $406,000 for the three months ended March 31, 2010. We intend to continue to invest in our infrastructure in an effort to ensure our continued ability to enhance our platform, introduce new features and maintain the reliability of our network. We also intend to make investments in computer equipment and systems as we continue to grow our business and add additional personnel. We expect our capital expenditures for these purposes will approximate $1.5 million for the last nine months of 2010.
     Stock Repurchase Program
On March 26, 2010, we announced that the board of directors had authorized the repurchase of up to $2.5 million of common stock from time to time on the open market or in privately negotiated transactions. We will determine the timing and amount of any shares repurchased based on an evaluation of market conditions and other factors. Repurchases may be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time.
As of March 31, 2010, there had been no repurchases of our common stock under the program.

     Contractual Obligations and Requirements
On February 26, 2008, we acquired substantially all of the assets of Mobile Collect, Inc. Mobile Collect was a privately held company that provided text messaging and mobile communications solutions. The acquisition included cash payments of $500,000 upon closing and requires contingent cash payments of up to $2 million payable through 2013 in the event that certain established financial targets are satisfied through the operation of the acquired assets. As of March 31, 2010, $110,000 contingent cash payments were payable to the stockholders of Mobile Collect. Contingent cash payments of up to $1.5 million remain and these future payments, if any, are due quarterly.
Except for the contingent cash payments that may be required in connection with the acquisition of the assets of Mobile Collect, our contractual obligations have remained substantially unchanged from those reported in our Annual Report on Form 10-K for the year ended December 31, 2009.
     Off-Balance-Sheet Arrangements
As of March 31, 2010, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the SEC.
Critical Accounting Policies
We prepare our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions. We reaffirm the critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2009.
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
At March 31, 2010, we had unrestricted cash and cash equivalents totaling $36.1 million. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents were held for working capital purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.
Item 4. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our revenues totaled $9.9 million for the first three months of 2010, $40.2 million in 2009, $43.2 million in 2008 and $39.5 million in 2007. We derive, and expect to continue to derive for the foreseeable future a substantial majority of our revenues by providing our on-demand PCC service to businesses and other organizations. Since mid-2008, we have generated an increasing percentage of our revenues from use of our service for text messaging. We expect that, in the future, a growing percentage of our revenues will result from the use of our on-demand service for text and e-mail messaging. Due to advances in technology, the market for PCC products and services continues to evolve, and it is uncertain whether our service will achieve and sustain high levels of demand and market acceptance. In order to succeed, we must increase the usage of our service by existing clients.
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
In recent years, we have focused our sales and marketing activities on the collection process and have targeted large in-house collection departments, as well as collection agencies. Revenues from these collection businesses represented approximately 75% of our revenues for the first three months of 2010, 77% of our revenues in 2009, 80% of our revenues in 2008 and 83% of our revenues in 2007. We expect that revenues from the collection businesses will continue to account for a substantial part of our revenues for the foreseeable future.
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
Moreover, two clients accounted for a total of 27% of our revenues for the first three months of 2010, 29% of our revenues in 2009, 31% of our revenues in 2008 and 29% of our revenues in 2007. These clients are in the collection agencies industry and a large in-house collection department of a telecommunications business. In addition to the risks associated with collections businesses in general, our business, financial condition and operating results would be negatively affected if these clients were to significantly decrease the extent to which they use our service.
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
Our expansion of our business into international markets exposes us to additional business risks, and failure to manage those risks could adversely affect our business and operating results.
Historically, we have focused our sales and marketing efforts principally on organizations located in the United States. Organizations in the United States accounted for substantially all of our revenues in the first three months of 2010 and in each of 2009, 2008 and 2007. We anticipate that a greater proportion of our revenue will be from outside the United States in 2010. In April 2010, we formed a subsidiary under UK law to target businesses located in the United Kingdom. The continued expansion of our international operations will require substantial financial investment and significant management efforts. Our non-U.S. business is subject to a number of risks and potential costs, including:
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
We are subject to risks associated with outsourcing services to third parties, and failure to manage those risks could adversely affect our business and operating results.
We contract with three third-party vendors that provide services to us or to whom we delegate selected functions. These third-party vendors supplement our internal engineering efforts and off-hours application support. Our arrangements with these third-party vendors may make our operations vulnerable if the third parties fail to satisfy their obligations to us:
•	The failure of a third-party vendor to provide high-quality services that conform to required specifications or contractual arrangements could impair our ability to enhance our PCC solutions or to develop new solutions, could create exposure for non-compliance with our contractual commitments to our clients, or could otherwise adversely affect our business and operating results. In particular, a client may impose specific requirements on us, such as an obligation to provide our PCC solutions using only personnel in the United States, with which it may be difficult or impossible for a third-party vendor to comply or for which we may be unable to monitor compliance.

•	If a third-party vendor fails to maintain and protect the security and confidentiality of data to which it has access, we could be exposed to lawsuits or damage claims that, if upheld, could materially and adversely affect our profitability or we could be subject to substantial regulatory fines or other penalties.

•	If a third-party vendor fails to comply with other applicable regulatory requirements, we may be held liable for the vendor’s failures or violations. We cannot assure you that our third-party vendors are, or will be, in full compliance with all applicable laws and regulations at all times or that our third-party vendors will be able to comply with any future laws and regulations.
Our third-party vendor arrangements could be adversely impacted by changes in a vendor’s operations or financial condition or other matters outside of our control. There is no assurance that our third-party vendors will continue to provide services to us or that they will renew or not terminate their arrangements with us. Any interruption in their services could adversely affect our operations unless and until we can identify a new vendor or replace an existing vendor’s services with internal resources at additional cost.

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
Revenues from clients in the collections industry and large in-house, or first-party, collection departments represented approximately 75% of our revenues for the first three months of 2010, 77% of our revenues in 2009, 80% of our revenues in 2008, 83% of our revenues in 2007 and 80% of our revenues in 2006. These clients’ use of our service is affected by an array of complex federal and state laws and regulations. The U.S. Fair Debt Collection Practices Act, or FDCPA, limits debt collection communications by clients in the collection agencies industry, including third parties retained by creditors. For example, the FDCPA prohibits abusive, deceptive and other improper debt collection practices, restricts the timing and content of communications regarding a debt or a debtor’s location, and allows consumers to opt out of receiving debt collection communications. In general, the FDCPA also prohibits the use of debt collection calls to cause debtors to incur more debt. Many states impose additional requirements on debt collection communications, including limits on the frequency of debt collection calls, and some of those requirements may be more stringent than the comparable federal requirements. Moreover, debt collection calls are subject to new regulations, as well as changing regulatory interpretations that may be inconsistent among different jurisdictions. For example, the Federal Communications Commission, or FCC, is considering modifying its rules to require opt-in for all prerecorded calls made to mobile phones, which could limit our clients’ ability to use our service to call a mobile phone for the purposes of collections without having prior written consent from a customer. Our business, financial position and operating results could be substantially harmed by the adoption or interpretation of U.S. federal or state laws or regulations that make our service either unavailable or less attractive for debt collection communications by existing and potential clients.
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
Our expansion of our business into international markets requires us to comply with additional debt collection, telemarketing, data privacy or similar regulations, which may make it costly or difficult to operate in these markets.
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
As of March 31, 2010, our executive officers and directors and their affiliated entities, in the aggregate, beneficially owned 56% of our common stock. In particular, affiliates of North Bridge Ventures Partners, including James A. Goldstein, one of our directors, in the aggregate, beneficially owned 29% of our common stock. Our executive officers, directors and their affiliated entities, if acting together, are able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. These stockholders may have interests that differ from those of other investors, and they might vote in a way with which other investors disagree. The concentration of ownership of our common stock could have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and could negatively affect the market price of our common stock.
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
Item 6. Exhibits

Exhibit
Number	Description of Exhibit
10.1	Amendment dated as of March 2, 2010 to Loan and Security Agreement dated as of November 2, 2009 between Silicon Valley Bank and the Registrant

10.2†	Amendment dated as of May 6, 2010 to Employment Offer Letter entered into as of April 21, 2009 between the Registrant and James A. Milton

10.3†	2010 Management Cash Compensation Plan (Amended and Restated May 6, 2010)

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

†	Management contracts or compensatory plans or arrangements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SoundBite Communications, Inc.
Date: May 7, 2010	By:	/s/ James A. Milton
James A. Milton
President and Chief Executive Officer

Date: May 7, 2010	By:	/s/ Robert C. Leahy
Robert C. Leahy
Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
10.1	Amendment dated as of March 2, 2010 to Loan and Security Agreement dated as of November 2, 2009 between Silicon Valley Bank and the Registrant

10.2†	Amendment dated as of May 6, 2010 to Employment Offer Letter entered into as of April 21, 2009 between the Registrant and James A. Milton

10.3†	2010 Management Cash Compensation Plan (Amended and Restated May 6, 2010)

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

†	Management contracts or compensatory plans or arrangements