Form 10-Q
period 2010-06-30
SOUNDBITE COMMUNICATIONS INC
filed 2010-08-05
CIK 1163698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 1, 2010, there were 16,356,623 shares of the registrant’s common stock, $.001 par value per share, outstanding.

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,195	$36,322
Accounts receivable, net of allowance for doubtful accounts of $167 at June 30, 2010 and $152 at December 31, 2009	7,054	6,878
Prepaid expenses and other current assets	1,022	1,344

Total current assets	43,271	44,544
Property and equipment, net	2,568	2,789
Intangible assets, net	340	79
Goodwill	439	213
Other assets	161	129

Total assets	$46,779	$47,754

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,309	$973
Accrued expenses	3,377	3,212

Total current liabilities	4,686	4,185

Other liabilities	488	537

Total liabilities	5,174	4,722

Stockholders’ equity:
Common stock, $0.001 par value — 75,000,000 shares authorized; 16,550,957 and 16,506,730 shares issued at June 30, 2010 and December 31, 2009; 16,355,572 and 16,311,345 shares outstanding at June 30, 2010 and December 31, 2009	17	17
Additional paid-in capital	68,757	68,011
Treasury stock, at cost —195,385 shares at June 30, 2010 and December 31, 2009	(132)	(132)
Accumulated other comprehensive loss	(72)	(72)
Accumulated deficit	(26,965)	(24,792)

Total stockholders’ equity	41,605	43,032

Total liabilities and stockholders’ equity	$46,779	$47,754

See notes to the unaudited condensed consolidated financial statements.

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues	$9,752	$9,684	$19,624	$19,117
Cost of revenues	3,931	3,784	7,947	7,538

Gross profit	5,821	5,900	11,677	11,579

Operating expenses:
Research and development	1,531	1,343	3,017	2,766
Sales and marketing	3,608	3,630	7,297	7,171
General and administrative	1,792	2,468	3,540	4,214
Impairment of goodwill	—	69	—	121

Total operating expenses	6,931	7,510	13,854	14,272

Operating loss	(1,110)	(1,610)	(2,177)	(2,693)

Other income:
Interest income	2	21	4	55

Net loss	$(1,108)	$(1,589)	$(2,173)	$(2,638)

Net loss per common share:
Basic and Diluted	$(0.07)	$(0.10)	$(0.13)	$(0.17)

Weighted average common shares outstanding:
Basic and Diluted	16,330,522	15,808,346	16,323,725	15,699,792
See notes to the unaudited condensed consolidated financial statements.

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,173)	$(2,638)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	993	1,308
Amortization of intangible assets	36	67
Provision for doubtful accounts	30	10
Stock-based compensation	673	493
Impairment of goodwill	—	121
Loss on disposal of equipment	—	21
Change in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(206)	536
Prepaid expenses and other current assets	322	63
Other assets	(32)	29
Accounts payable	185	354
Accrued expenses and other liabilities	118	(629)

Net cash used in operating activities	(54)	(265)

Cash flows from investing activities:
Cash paid related to acquisition of business	(228)	(121)
Investment in capitalized software	(297)	—
Purchases of property and equipment	(621)	(345)

Net cash used in investing activities	(1,146)	(466)

Cash flows from financing activities:
Proceeds from exercise of stock options	73	324

Net cash provided by financing activities	73	324

Net decrease in cash and cash equivalents	(1,127)	(407)
Cash and cash equivalents, beginning of period	36,322	37,425

Cash and cash equivalents, end of period	$35,195	$37,018

Supplemental disclosure of non-cash investing activities:
Property and equipment, included in accounts payable	$294	$83

Contingent cash payment to Mobile Collect, included in accrued expenses	$116	$69

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
2. BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements include all adjustments, consisting of normal and recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2010 and its results of operations for the three and six months ended June 30, 2010 and 2009 and its cash flows for the six months ended June 30, 2010 and 2009. The results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. No subsequent events requiring adjustment or disclosure were identified. These condensed consolidated financial statements should be read in conjunction with the audited annual financial statements and notes thereto as of and for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the SEC.
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
     Basic and Diluted Loss per Common Share
Net loss per common share attributable to common stockholders has been computed using the weighted average number of shares of common stock outstanding during each period. Basic and diluted shares outstanding were the same for the periods presented as the impact of all potentially dilutive securities outstanding was anti-dilutive due to the net losses reported. The following table presents the potentially dilutive securities outstanding that were excluded from the computation of diluted net loss per common share because their inclusion would have had an anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Stock options	3,316,639	2,882,259	3,363,851	2,573,626
Restricted stock	78,950	440	78,950	768
Warrants	14,487	33,686	14,487	33,686

Total	3,410,076	2,916,385	3,457,288	2,608,080

     Comprehensive Loss
Comprehensive loss consists of net loss and foreign currency translation adjustments. For the period ending June 30, 2010, comprehensive loss was equal to net loss.
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
     4. ACCRUED EXPENSES
     Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Accrued payroll related items	$958	$874
Accrued telephony	649	646
Accrued professional fees	546	543
Accrued other	1,224	1,149

Total	$3,377	$3,212

5. STOCK-BASED COMPENSATION
The following table presents stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Cost of revenues	$11	$8	$20	$13
Research and development	85	24	116	46
Sales and marketing	102	112	232	204
General and administrative	146	140	305	230

Total stock-based compensation	$344	$284	$673	$493

As of June 30, 2010, the total compensation cost related to stock-based awards granted to employees and directors but not yet recognized was $2.2 million, net of estimated forfeitures. These costs will be amortized on a straight-line basis over a weighted average period of 2.9 years.
6. GOODWILL AND INTANGIBLES
On February 26, 2008, the Company acquired substantially all of the assets of Mobile Collect, Inc. (Mobile Collect). Mobile Collect was a privately held company that provided text messaging and mobile communications solutions. The Company acquired these assets with the goal of supplementing the Company’s service capabilities to include Free-To-End-User text messaging. The acquisition included cash payments of $500,000 upon closing and contingent cash payments of up to $2 million payable through 2013 upon

Mobile Collect achieving certain established financial targets. During the three and six months ended June 30, 2010, the Company recorded $116,000 and $226,000 of contingent consideration, respectively, and increased the carrying value of goodwill. As of June 30, 2010, the Company had remaining contingent consideration related to its acquisition of up to approximately $1.3 million, which will be recognized as additions to goodwill and subject to future impairment considerations. The results of operations of Mobile Collect have been included in the accompanying financial statements from the date of the acquisition.
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
          Level 1—Quoted prices in active markets for identical assets or liabilities
          Level 2—Other inputs that are directly or indirectly observable in the marketplace
          Level 3—Unobservable inputs that are supported by little or no market activity
The carrying value of the Company’s financial instruments, including cash, accounts receivable and accounts payable, approximate their fair value because of their short-term nature. The Company measures cash equivalents at fair value, which are classified within Level 2 of the fair value hierarchy. The Company’s money market fund deposits are valued based on the quoted prices of similar assets or subsequent transactions. Assets measured at fair value on a recurring basis consisted of the following types of instruments and were reported as cash equivalents as of June 30, 2010 and December 31, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices
	in Active Markets
	for Identical	Significant Other	Significant
	Instruments	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total Balance

June 30, 2010:
Assets
Cash equivalents:
Money market fund deposits	$—	$34,630	$—	$34,630

Total assets measured at fair value	$—	$34,630	$—	$34,630

December 31, 2009:
Assets
Cash equivalents:
Money market fund deposits	$—	$35,626	$—	$35,626

Total assets measured at fair value	$—	$35,626	$—	$35,626

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
     Cost of Revenues
Cost of revenues consists primarily of delivery costs from our service providers, as well as depreciation expenses for our infrastructure and expenses related to hosting and providing support for our platform. Cost of revenues also includes compensation expense for our operations personnel. As we continue to grow our business and add features to our platform, we expect cost of revenues will continue to increase on an absolute dollar basis. Our annual gross margin ranged from 60.4% to 63.9% during the last three fiscal years. We currently are targeting a quarterly gross margin of 58% to 62% for the foreseeable future. Our gross margin for a quarter may vary significantly from our target range for a number of reasons, including the mix of types of messaging campaigns executed during the quarter, as well as the extent to which we build our infrastructure through, for example, significant acquisitions of hardware or material increases in leased data center facilities.
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

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Cash used in operating activities	$(54)	$(265)
Contingent purchase price payments to Mobile Collect	(116)	(69)
Purchases of property and equipment	(621)	(345)

Free cash flow (non-GAAP)	$(791)	$(679)

Our operating activities used net cash in the amount of $54,000 for the six months ended June 30, 2010 reflecting a net loss of $2.2 million, which was offset by non-cash charges and changes in working capital of $2.1 million consisting primarily of (a) depreciation expense of $993,000, (b) stock-based compensation expense of $673,000, and (c) an increase in accrued expenses and accounts payable of $303,000 due to the timing of payments.
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

Results of Operations
The following table sets forth selected statements of operations data for the three and six months ended June 30, 2010 and 2009 indicated as percentages of revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Statement of Operations Data:
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	40.3	39.1	40.5	39.4

Gross margin	59.7	60.9	59.5	60.6

Operating expenses:
Research and development	15.7	13.9	15.4	14.5
Sales and marketing	37.0	37.5	37.2	37.5
General and administrative	18.4	25.5	18.0	22.1
Impairment of goodwill	0.0	0.6	0.0	0.6

Total operating expenses	71.1	77.5	70.6	74.7

Operating loss	(11.4)	(16.6)	(11.1)	(14.1)
Interest income	0.0	0.2	0.0	0.3

Net loss	(11.4)%	(16.4)%	(11.1)%	(13.8)%

     Comparison of Three Months Ended June 30, 2010 and 2009
Revenues

	Three Months Ended June 30,				Quarter-to-
	2010		2009		Quarter Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)
Revenues	$9,752	100.0%	$9,684	100.0%	$68	0.7%
The $68,000 increase in revenues for the three months ended June 30, 2010 as compared to the same period in 2009 was mainly due to higher calling volume in the collections vertical market. In addition, revenues from new clients reflected an increase of $357,000, which was partially offset by a decrease of $283,000 in revenues from clients from which we derived revenue in both periods.
Cost of Revenues and Gross Profit

	Three Months Ended June 30,				Quarter-to-
	2010		2009		Quarter Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)
Cost of revenues	$3,931	40.3%	$3,784	39.1%	$147	3.9%
Gross profit	5,821	59.7	5,900	60.9	(79)	(1.3)
The $147,000 increase in cost of revenues for the three months ended June 30, 2010 as compared to the same period in 2009 reflected a $314,000 increase in text and email costs, as well as increased telephony expense of $173,000 due to higher client usage. These increases were partially offset by a $180,000 decrease in telephony expense related to lower delivery and circuit costs and a $142,000 decrease in depreciation expense due to a lower depreciable base of our property and equipment infrastructure. The decrease in gross margin for the three months ended June 30, 2010 as compared to the same period in 2009 reflected lower price structure agreements entered into with some of our clients, as well as the industry and service mix.

Operating Expenses

	Three Months Ended June 30,				Quarter-to-
	2010		2009		Quarter Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)
Research and development	$1,531	15.7%	$1,343	13.9%	$188	14.0%
Sales and marketing	3,608	37.0	3,630	37.5	(22)	(0.6)
General and administrative	1,792	18.4	2,468	25.5	(676)	(27.4)
Impairment of goodwill	—	0.0	69	0.6	(69)	(100.0)

Total operating expenses	$6,931	71.1%	$7,510	77.5%	$(579)	(7.7)%

Research and Development. The $188,000 increase in research and development expenses for the three months ended June 30, 2010 as compared to the same period in 2009 was primarily attributable to a $137,000 increase in personnel related costs and a $36,000 increase in consulting services. Not included in the table above, we also capitalized $196,000 of research and development costs to intangible assets for the development of internal use software during the three month period ended June 30, 2010 compared to $0 during the three month period ended June 30, 2009.
Sales and Marketing. The $22,000 decrease in sales and marketing expenses for the three months ended June 30, 2010 as compared to the same period in 2009 resulted primarily from a $76,000 decrease in travel and entertainment costs, partially offset by a $56,000 increase in consulting and professional service fees.
General and Administrative. The $676,000 decrease in general and administrative expenses for the three months ended June 30, 2010 as compared to the same period in 2009 reflected a $515,000 decrease in personnel related costs, primarily as a result of executive separation pay due to the resignation of our president and chief executive officer during the second quarter of 2009, as well as a $120,000 decrease in professional service costs.
Impairment of Goodwill. The $69,000 decrease in the impairment of goodwill for the three months ended June 30, 2010 as compared to the same period in 2009 was a result of no impairment charge in the second quarter of 2010.
Operating Loss and Other Income

	Three Months Ended June 30,				Quarter-to-
	2010		2009		Quarter Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)
Operating loss	$(1,110)	(11.4)%	$(1,610)	(16.6)%	$500	31.1%
Other income:
Interest income	2	0.0	21	0.2	(19)	(90.5)

Net loss	$(1,108)	(11.4)%	$(1,589)	(16.4)%	$481	30.3%

The $19,000 decrease in total other income for the three months ended June 30, 2010 as compared to the same period in 2009 resulted from a decrease in interest income due to a decline in the interest rates on the funds in which we invested our cash balance.
     Comparison of Six Months Ended June 30, 2010 and 2009
Revenues

	Six Months Ended June 30,				Six Month
	2010		2009		Period Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)
Revenues	$19,624	100.0%	$19,117	100.0%	$507	2.7%
The $507,000 increase in revenues for the six months ended June 30, 2010 as compared to the same period in 2009 was mainly due to higher calling volume in the collections vertical market. In addition, revenues from new clients reflected an increase of $701,000, which was partially offset by a decrease of $198,000 in revenues from clients from which we derived revenue in both periods.

Cost of Revenues and Gross Profit

	Six Months Ended June 30,				Six Month
	2010		2009		Period Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)
Cost of revenues	$7,947	40.5%	$7,538	39.4%	$409	5.4%
Gross profit	11,677	59.5	11,579	60.6	98	0.8
The $409,000 increase in cost of revenues for the six months ended June 30, 2010 as compared to the same period in 2009 reflected a $697,000 increase in text and email costs, as well as increased telephony expense of $422,000 due to higher client usage and increased equipment related costs of $106,000. These increases were partially offset by a $575,000 decrease in telephony expense related to lower delivery and circuit costs and a $276,000 decrease in depreciation expense due to a lower depreciable base of our property and equipment infrastructure. The decrease in gross margin for the six months ended June 30, 2010 as compared to the same period in 2009 reflected lower price structure agreements entered into with some of our clients, as well as the industry and service mix.
Operating Expenses

	Six Months Ended June 30,				Six Month-
	2010		2009		Period Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)
Research and development	$3,017	15.4%	$2,766	14.5%	$251	9.1%
Sales and marketing	7,297	37.2	7,171	37.5	126	1.8
General and administrative	3,540	18.0	4,214	22.1	(674)	(16.0)
Impairment of goodwill	—	0.0	121	0.6	(121)	(100.0)

Total operating expenses	$13,854	70.6%	$14,272	74.7%	$(418)	(2.9)%

Research and Development. The $251,000 increase in research and development expenses for the six months ended June 30, 2010 as compared to the same period in 2009 was primarily attributable to a $192,000 increase in personnel related costs and a $33,000 increase in consulting services. Not included in the table above, we also capitalized $297,000 of research and development costs to intangible assets for the development of internal use software during the six month period ended June 30, 2010, compared to $0 during the six month period ended June 30, 2009.
Sales and Marketing. The $126,000 increase in sales and marketing expenses for the six months ended June 30, 2010 as compared to the same period in 2009 resulted primarily from a $211,000 increase in personnel related costs and a $73,000 increase in professional services, partially offset by a $146,000 decrease in travel and entertainment costs.
General and Administrative. The $674,000 decrease in general and administrative expenses for the six months ended June 30, 2010 as compared to the same period in 2009 reflected a $377,000 decrease in personnel related costs, primarily as a result of executive separation pay due to the resignation of our president and chief executive officer during the second quarter of 2009, as well as a $244,000 decrease in professional service costs.
Impairment of Goodwill. The $121,000 decrease in the impairment of goodwill for the six months ended June 30, 2010 as compared to the same period in 2009 was a result of no impairment charge in the first six months of 2010.
Operating Loss and Other Income

	Six Months Ended June 30,				Six Month
	2010		2009		Period Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)
Operating loss	$(2,177)	(11.1)%	$(2,693)	(14.1)%	$516	19.2%
Other income:
Interest income	4	0.0	55	0.3	(51)	(92.7)

Net (loss) income	$(2,173)	(11.1)%	$(2,638)	(13.8)%	$465	17.6%

The $51,000 decrease in total other income for the six months ended June 30, 2010 as compared to the same period in 2009 resulted from a decrease in interest income due to a decline in the interest rates on the funds in which we invested our cash balance.
Liquidity and Capital Resources
     Resources
Since our inception, we have funded our operations primarily with proceeds from private placements of preferred stock and our initial public offering of common stock, borrowings under credit facilities and, more recently, cash flow from operations.
We believe our existing cash and cash equivalents, our projected cash flow from operating activities, and our borrowings available under our existing credit facility will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future working capital requirements will depend on many factors, including the rates of our revenue growth, our introduction of new features for our on-demand service, and our expansion of research and development and sales and marketing activities. To the extent our cash and cash equivalents and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies and products. If additional funding is required, we may not be able to obtain bank credit arrangements or to effect an equity or debt financing on terms acceptable to us or at all.
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
As of June 30, 2010, no amounts were outstanding under the existing credit agreement. As of June 30, 2010, letters of credit totaling $426,000 had been issued in connection with our facility leases.
     Operating Cash Flow
For a discussion of our cash flow from operating activities, see “— Additional Key Measures of Financial Performance.”
     Working Capital
The following table sets forth selected working capital information:

	June 30,	December 31,
	2010	2009
	(In thousands)
Cash and cash equivalents	$35,195	$36,322
Accounts receivable, net of allowance for doubtful accounts	7,054	6,878
Working capital	38,585	40,359
Our cash and cash equivalents at June 30, 2010 were unrestricted and held for working capital purposes. These funds were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes.
Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. Fluctuations vary depending on cash collections, client mix and the volume of monthly usage of our services.
     Requirements
     Capital Expenditures
In recent years, we have made capital expenditures primarily to acquire computer hardware and software and, to a lesser extent, furniture and leasehold improvements to support the growth of our business. Our capital expenditures totaled $621,000 for the six months ended June 30, 2010. We intend to continue to invest in our infrastructure in an effort to ensure our continued ability to enhance our platform, introduce new features and maintain the reliability of our network. We also intend to make investments in computer equipment and systems as we continue to grow our business and add additional personnel. We expect our capital expenditures for these purposes will approximate $900,000 for the last six months of 2010.
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
As of June 30, 2010, there had been no repurchases of our common stock under the program.
     Contractual Obligations and Requirements
On February 26, 2008, we acquired substantially all of the assets of Mobile Collect, Inc. Mobile Collect was a privately held company that provided text messaging and mobile communications solutions. The acquisition included cash payments of $500,000 upon closing and requires contingent cash payments of up to $2 million payable through 2013 in the event that certain established financial targets are satisfied through the operation of the acquired assets. As of June 30, 2010, $116,000 contingent cash payments were payable to the stockholders of Mobile Collect. Contingent cash payments of up to $1.3 million remain and these future payments, if any, are due quarterly.
Except for the contingent cash payments that may be required in connection with the acquisition of the assets of Mobile Collect, our contractual obligations have remained substantially unchanged from those reported in our Annual Report on Form 10-K for the year ended December 31, 2009.
     Off-Balance-Sheet Arrangements
As of June 30, 2010, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the SEC.
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
At June 30, 2010, we had unrestricted cash and cash equivalents totaling $35.2 million. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents were held for working capital purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.
Item 4. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e)

and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to Our Business and Industry
If the market for proactive customer communications, or PCC, solutions does not develop as we anticipate, our revenues would decline or fail to grow and we could incur operating losses.
Our revenues totaled $19.6 million for the first six months of 2010, $40.2 million in 2009, $43.2 million in 2008 and $39.5 million in 2007. We derive, and expect to continue to derive for the foreseeable future, a substantial majority of our revenues by providing our on-demand PCC service to businesses and other organizations. Since mid-2008, we have generated an increasing percentage of our revenues from use of our service for text messaging. We expect that, in the future, a growing percentage of our revenues will result from the use of our on-demand service for text and e-mail messaging. Due to advances in technology, the market for PCC products and services continues to evolve, and it is uncertain whether our service will achieve and sustain high levels of demand and market acceptance. In order to succeed, we must increase the usage of our service by existing clients.
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
In recent years, we have focused our sales and marketing activities on the collection process and have targeted large in-house collection departments, as well as collection agencies. Revenues from these collection businesses represented approximately 75% of our revenues for the first six months of 2010, 77% of our revenues in 2009, 80% of our revenues in 2008 and 83% of our revenues in 2007. We expect that revenues from the collection businesses will continue to account for a substantial part of our revenues for the foreseeable future.
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
Moreover, two clients accounted for a total of 24% of our revenues for the first six months of 2010, 29% of our revenues in 2009, 31% of our revenues in 2008 and 29% of our revenues in 2007. These clients are in the collection agencies industry and a large in-house collection department of a telecommunications business. In addition to the risks associated with collections businesses in general, our business, financial condition and operating results would be negatively affected if these clients were to significantly decrease the extent to which they use our service.
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
Although historically we have targeted substantially all of our sales and marketing efforts principally to organizations located in the United States, more recently we have begun focusing more resources on organizations located in Canada and Europe. In April 2010, for example, we formed a subsidiary under UK law to target businesses located in the United Kingdom. We anticipate that an increasing portion of our revenue in future periods will be derived from outside the United States. The continued expansion of our international operations will require substantial financial investment and significant management efforts and will subject us to a number of risks and potential costs, including:
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
Revenues from clients in the collections industry and large in-house, or first-party, collection departments represented approximately 75% of our revenues for the first six months of 2010, 77% of our revenues in 2009, 80% of our revenues in 2008, 83% of our revenues in 2007 and 80% of our revenues in 2006. These clients’ use of our service is affected by an array of complex federal and state laws and regulations. The U.S. Fair Debt Collection Practices Act, or FDCPA, limits debt collection communications by clients in the collection agencies industry, including third parties retained by creditors. For example, the FDCPA prohibits abusive, deceptive and other improper debt collection practices, restricts the timing and content of communications regarding a debt or a debtor’s location, and allows consumers to opt out of receiving debt collection communications. In general, the FDCPA also prohibits the use of debt collection calls to cause debtors to incur more debt. Many states impose additional requirements on debt collection communications, including limits on the frequency of debt collection calls, and some of those requirements may be more stringent than the comparable federal requirements. Moreover, debt collection calls are subject to new regulations, as well as changing regulatory interpretations that may be inconsistent among different jurisdictions. For example, the Federal Communications Commission, or FCC, is considering modifying its rules to require opt-in for all prerecorded calls made to mobile phones, which could limit our clients’ ability to use our service to call a mobile phone for the purposes of collections without having prior written consent from a customer. Our business, financial position and operating results could be substantially harmed by the adoption or interpretation of U.S. federal or state laws or regulations that make our service either unavailable or less attractive for debt collection communications by existing and potential clients.
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
Since 2007 we have been certified as compliant with the Payment Card Industry, or PCI, Data Security Standard, which mandates a set of comprehensive requirements for protecting payment account data. Our continuing PCI compliance is essential for many of our PCC offerings, such as fully-automated payment transactions and payment authorizations, and is particularly important for financial institutions, credit card issuers and retailers. We must seek and receive certification of PCI compliance on an annual basis. PCI compliance measures are rigorous and subject to change, and our implementation of new PCC platform technology and solutions could adversely affect our ability to be re-certified. As a result, we cannot assure you that we will be able to maintain our certification for PCI compliance. Our loss of PCI certification could make our PCC solutions less attractive to potential customers, particularly those in the financial and retail industries, which in turn could have an adverse effect on our revenue and other operating results.
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
Although historically we have targeted substantially all of our sales and marketing efforts principally to organizations located in the United States, more recently we have begun focusing more resources on organizations located in Canada and Europe. In April 2010, for example, we formed a subsidiary under UK law to target businesses located in the United Kingdom. Countries other than the United States may have laws and regulations governing debt collection, telemarketing, data privacy or other communications activities comparable in purpose to the U.S. and state laws and regulations described above. Compliance with these requirements may be costly and time consuming, and may limit our ability to operate successfully in one or more foreign jurisdictions.
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
As of June 30, 2010, our executive officers and directors and their affiliated entities, in the aggregate, beneficially owned 42% of our common stock. In particular, affiliates of North Bridge Ventures Partners, including James A. Goldstein, one of our directors, in the aggregate, beneficially owned 29% of our common stock. Our executive officers, directors and their affiliated entities, if acting together, are able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. These stockholders may have interests that differ from those of other investors, and they might vote in a way with which other investors disagree. The concentration of ownership of our common stock could have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and could negatively affect the market price of our common stock.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2010, we issued 19,365 shares of common stock pursuant to the exercise of stock options for cash consideration with aggregate exercise proceeds of $12,000. The shares issued pursuant to the exercise of stock options were issued in reliance upon the exemptions from registration provided by Rule 701 or Section 4(2) of the Securities Act of 1933, as amended.
Item 6. Exhibits

Exhibit
Number	Description of Exhibit
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SoundBite Communications, Inc.
Date: August 5, 2010	By:	/s/ James A. Milton
James A. Milton
President and Chief Executive Officer

Date: August 5, 2010	By:	/s/ Robert C. Leahy
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