Form 10-Q
period 2010-09-30
SOUNDBITE COMMUNICATIONS INC
filed 2010-11-04
CIK 1163698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 1, 2010, there were 16,369,070 shares of the registrant’s common stock, $.001 par value per share, outstanding.

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,172	$36,322
Accounts receivable, net of allowance for doubtful accounts of $197 at September 30, 2010 and $152 at December 31, 2009	6,547	6,878
Prepaid expenses and other current assets	1,047	1,344

Total current assets	42,766	44,544
Property and equipment, net	2,577	2,789
Intangible assets, net	518	79
Goodwill	599	213
Other assets	182	129

Total assets	$46,642	$47,754

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,794	$973
Accrued expenses	3,613	3,212

Total current liabilities	5,407	4,185

Other liabilities	461	537

Total liabilities	5,868	4,722

Stockholders’ equity:
Common stock, $0.001 par value — 75,000,000 shares authorized; 16,564,455 and 16,506,730 shares issued at September 30, 2010 and December 31, 2009; 16,369,070 and 16,311,345 shares outstanding at September 30, 2010 and December 31, 2009	17	17
Additional paid-in capital	69,109	68,011
Treasury stock, at cost —195,385 shares at September 30, 2010 and December 31, 2009	(132)	(132)
Accumulated other comprehensive loss	(72)	(72)
Accumulated deficit	(28,148)	(24,792)

Total stockholders’ equity	40,774	43,032

Total liabilities and stockholders’ equity	$46,642	$47,754

See notes to the unaudited condensed consolidated financial statements.

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues	$9,723	$10,457	$29,347	$29,574
Cost of revenues	3,961	4,202	11,908	11,740

Gross profit	5,762	6,255	17,439	17,834

Operating expenses:
Research and development	1,519	1,420	4,536	4,186
Sales and marketing	3,740	3,704	11,037	10,875
General and administrative	1,693	1,831	5,233	6,045
Impairment of goodwill	—	—	—	121

Total operating expenses	6,952	6,955	20,806	21,227

Operating loss	(1,190)	(700)	(3,367)	(3,393)

Other income:
Interest and other income	7	11	11	66

Net loss	$(1,183)	$(689)	$(3,356)	$(3,327)

Net loss per common share:
Basic and Diluted	$(0.07)	$(0.04)	$(0.21)	$(0.21)

Weighted average common shares outstanding:
Basic and Diluted	16,359,705	16,128,593	16,334,603	15,844,296
See notes to the unaudited condensed consolidated financial statements.

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(3,356)	$(3,327)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	1,450	1,912
Amortization of intangible assets	50	96
Provision (recovery) for doubtful accounts	60	(47)
Stock-based compensation	1,016	780
Impairment of goodwill	—	121
Loss on disposal of equipment	—	21
Change in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	271	536
Prepaid expenses and other current assets	297	14
Other assets	(53)	37
Accounts payable	693	344
Accrued expenses and other liabilities	283	(95)

Net cash provided by operating activities	711	392

Cash flows from investing activities:
Cash paid related to acquisition of business	(344)	(216)
Investments in capitalized software	(489)	—
Purchases of property and equipment	(1,110)	(804)

Net cash used in investing activities	(1,943)	(1,020)

Cash flows from financing activities:
Proceeds from exercise of stock options	82	329

Net cash provided by financing activities	82	329

Net decrease in cash and cash equivalents	(1,150)	(299)
Cash and cash equivalents, beginning of period	36,322	37,425

Cash and cash equivalents, end of period	$35,172	$37,126

Supplemental disclosure of non-cash investing activities:
Property and equipment, included in accounts payable	$271	$26

Contingent cash payment to Mobile Collect, included in accrued expenses	$159	$95

See notes to the unaudited condensed consolidated financial statements.

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. NATURE OF BUSINESS
SoundBite Communications, Inc. (the Company) provides an on-demand, multi-channel proactive customer communications service that enables organizations to design, execute and measure communication campaigns for a variety of marketing, customer care, payment and collection processes. Clients use the SoundBite Engage platform to communicate with their customers through voice, text and email messages. The Company was incorporated in Delaware in 2000 and its principal operations are located in Bedford, Massachusetts. The Company conducts its business primarily in the United States, and to a lesser extent in Canada and Europe.
2. BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements include all adjustments, consisting of normal and recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2010 and its results of operations for the three and nine months ended September 30, 2010 and 2009 and its cash flows for the nine months ended September 30, 2010 and 2009. The results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. No subsequent events requiring adjustment or disclosure were identified. These condensed consolidated financial statements should be read in conjunction with the audited annual financial statements and notes thereto as of and for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the SEC.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Stock options	3,325,320	2,884,004	3,350,866	2,678,222
Restricted stock	78,950	—	78,950	509
Warrants	14,487	33,686	14,487	33,686

Total	3,418,757	2,917,690	3,444,303	2,712,417

     Comprehensive Loss
Comprehensive loss consists of net loss and foreign currency translation adjustments. For the period ending September 30, 2010, comprehensive loss was equal to net loss.
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
4. ACCRUED EXPENSES
     Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Accrued payroll related items	$1,030	$874
Accrued telephony	557	646
Accrued professional fees	556	543
Accrued other	1,470	1,149

Total	$3,613	$3,212

5. STOCK-BASED COMPENSATION
The following table presents stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Cost of revenues	$11	$8	$31	$21
Research and development	64	30	180	76
Sales and marketing	123	123	355	327
General and administrative	145	126	450	356

Total stock-based compensation	$343	$287	$1,016	$780

As of September 30, 2010, the total compensation cost related to stock-based awards granted to employees and directors but not yet recognized was $2.0 million, net of estimated forfeitures. These costs will be amortized on a straight-line basis over a weighted average period of 2.6 years.
6. GOODWILL AND INTANGIBLES
On February 26, 2008, the Company acquired substantially all of the assets of Mobile Collect, Inc. (Mobile Collect). Mobile Collect was a privately held company that provided text messaging and mobile communications solutions. The Company acquired these assets with the goal of supplementing the Company’s service capabilities to include Free-To-End-User text messaging. The acquisition included cash payments of $500,000 upon closing and contingent cash payments of up to $2 million payable through 2013 upon Mobile Collect achieving certain established financial targets. During the three and nine months ended September 30, 2010, the Company recorded $159,000 and $385,000 of contingent consideration, respectively, and increased the carrying value of goodwill. As of September 30, 2010, the Company had remaining contingent consideration related to its acquisition of up to approximately $1.2 million, which will be recognized as additions to goodwill and subject to future impairment considerations. The results of operations of Mobile Collect have been included in the accompanying financial statements from the date of the acquisition.
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
Level 1—Quoted prices in active markets for identical assets or liabilities
Level 2—Other inputs that are directly or indirectly observable in the marketplace
Level 3—Unobservable inputs that are supported by little or no market activity
The carrying value of the Company’s financial instruments, including cash, accounts receivable and accounts payable, approximate their fair value because of their short-term nature. The Company measures cash equivalents at fair value, which are classified within Level 2 of the fair value hierarchy. The Company’s money market fund deposits are valued based on the quoted prices of similar assets or subsequent transactions. Assets measured at fair value on a recurring basis consisted of the following types of instruments and were reported as cash equivalents as of September 30, 2010 and December 31, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices
	in Active Markets
	for Identical	Significant Other	Significant
	Instruments	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total Balance
September 30, 2010:
Assets
Cash equivalents:
Money market fund deposits	$—	$34,632	$—	$34,632

Total assets measured at fair value	$—	$34,632	$—	$34,632

December 31, 2009:
Assets
Cash equivalents:
Money market fund deposits	$—	$35,626	$—	$35,626

Total assets measured at fair value	$—	$35,626	$—	$35,626

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
Our service is provided using a multi-tenant architecture that enables a single platform to serve our clients cost-effectively. To use our service, an organization does not need to invest in or maintain new hardware or to hire and manage dedicated information technology staff. In addition, we are able to implement new features on our platform that become part of our service automatically and can benefit all clients immediately. Our secure platform is designed to serve increasing numbers of clients and growing demand from existing clients, enabling the platform to scale reliably and cost-effectively.
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

Additional Key Measures of Financial Performance
We present information below with respect to cash flow from operating activities and free cash flow. Free cash flow is a measure of financial performance calculated as cash flow from operating activities, less payments of contingent purchase price, investments in capitalized software and purchases of property and equipment.
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

	Nine Months Ended September 30,
	2010	2009
	(in thousands)
Cash generated from operating activities	$711	$392
Contingent purchase price payments to Mobile Collect	(344)	(216)
Investments in capitalized software	(489)	—
Purchases of property and equipment	(1,110)	(804)

Free cash flow (non-GAAP)	$(1,232)	$(628)

Our operating activities generated net cash in the amount of $711,000 for the nine months ended September 30, 2010 reflecting a net loss of $3.4 million, which was offset by non-cash charges and changes in working capital of $4.1 million consisting primarily of (a) depreciation expense of $1.5 million, (b) stock-based compensation expense of $1.0 million, (c) an increase in accrued expenses and accounts payable of $976,000 due to the timing of payments, and (d) a decrease in accounts receivable, prepaid expenses and other assets of $515,000 due to the timing of receipts from our clients and the advance payments of certain operating costs.
Free cash flow in each of the nine-month periods presented reflects, in addition to the factors driving cash flow from operating activities, our purchases of property and equipment, which consists primarily of computer equipment and software, investments in capitalized software and our payments of contingent purchase price in connection with our acquisition of the assets of Mobile Collect in 2008. Our contingent purchase price obligations to Mobile Collect extend through 2013.
Results of Operations
The following table sets forth selected statements of operations data for the three and nine months ended September 30, 2010 and 2009 indicated as percentages of revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Statement of Operations Data:
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	40.7	40.2	40.6	39.7

Gross margin	59.3	59.8	59.4	60.3

Operating expenses:
Research and development	15.6	13.6	15.4	14.2
Sales and marketing	38.5	35.4	37.6	36.8
General and administrative	17.4	17.5	17.8	20.4
Impairment of goodwill	0.0	0.0	0.0	0.4

Total operating expenses	71.5	66.5	70.8	71.8

Operating loss	(12.2)	(6.7)	(11.4)	(11.5)
Total other income	0.0	0.1	0.0	0.3

Net loss	(12.2)%	(6.6)%	(11.4)%	(11.2)%

     Comparison of Three Months Ended September 30, 2010 and 2009
Revenues

	Three Months Ended September 30,				Quarter-to-
	2010		2009		Quarter Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)
Revenues	$9,723	100.0%	$10,457	100.0%	$(734)	(7.0)%
The $734,000 decrease in revenues for the three months ended September 30, 2010 as compared to the same period in 2009 reflected a decrease in voice revenues of $1.6 million, which was partially offset by an increase in non-voice revenues of $886,000. The decrease in voice revenues was mainly due to lower calling volume in the retail vertical market due to a special campaign by one of our customers during the third quarter of 2009. Revenues from clients from which we derived revenue in both periods decreased $1.0 million, which was partially offset by revenues from new clients of $299,000.
Cost of Revenues and Gross Profit

	Three Months Ended September 30,				Quarter-to-
	2010		2009		Quarter Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)
Cost of revenues	$3,961	40.7%	$4,202	40.2%	$(241)	(5.7)%
Gross profit	5,762	59.3	6,255	59.8	(493)	(7.9)
The $241,000 decrease in cost of revenues for the three months ended September 30, 2010 as compared to the same period in 2009 reflected decreased telephony expense of $194,000 due to lower client usage, a $137,000 decrease in depreciation expense due to a lower depreciable base of our property and equipment infrastructure, as well as a $131,000 decrease in telephony expense related to lower delivery and circuit costs. These decreases were partially offset by a $149,000 increase in text and email costs and a $47,000 increase in personnel and consulting costs. The decrease in gross margin for the three months ended September 30, 2010 as compared to the same period in 2009 reflected lower price structure agreements entered into with some of our clients, as well as the vertical market and services mix.
Operating Expenses

	Three Months Ended September 30,				Quarter-to-
	2010		2009		Quarter Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)
Research and development	$1,519	15.6%	$1,420	13.6%	$99	7.0%
Sales and marketing	3,740	38.5	3,704	35.4	36	1.0
General and administrative	1,693	17.4	1,831	17.5	(138)	(7.5)

Total operating expenses	$6,952	71.5%	$6,955	66.5%	$(3)	0.0%

Research and Development. The $99,000 increase in research and development expenses for the three months ended September 30, 2010 as compared to the same period in 2009 was primarily attributable to an $80,000 increase in personnel related costs. Not included in the table above, we also capitalized $192,000 of external research and development costs to intangible assets for the development of internal use software during the three month period ended September 30, 2010 compared to $0 during the three month period ended September 30, 2009.
Sales and Marketing. The $36,000 increase in sales and marketing expenses for the three months ended September 30, 2010 as compared to the same period in 2009 resulted primarily from a $63,000 increase in marketing programs, as well as a $33,000 increase in consulting and professional service fees, partially offset by a $72,000 decrease in travel and entertainment costs.
General and Administrative. The $138,000 decrease in general and administrative expenses for the three months ended September 30, 2010 as compared to the same period in 2009 resulted primarily from a $128,000 decrease in professional service costs.

Operating Loss and Other Income

	Three Months Ended September 30,				Quarter-to-
	2010		2009		Quarter Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)
Operating loss	$(1,190)	(12.2)%	$(700)	(6.7)%	$(490)	(70.0)%
Other income:
Interest and other income	7	0.0	11	0.1	(4)	(36.4)

Net loss	$(1,183)	(12.2)%	$(689)	(6.6)%	$(494)	(71.7)%

The $4,000 decrease in other income for the three months ended September 30, 2010 as compared to the same period in 2009 resulted from an $8,000 decrease in interest income due to a decline in the interest rates on the funds in which we invested our cash balance, partially offset by a foreign currency gain of $4,000 resulting from the revaluation of accounts receivable and accounts payable balances denominated in foreign currency.
     Comparison of Nine Months Ended September 30, 2010 and 2009
Revenues

	Nine Months Ended September 30,				Nine Month
	2010		2009		Period Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)
Revenues	$29,347	100.0%	$29,574	100.0%	$(227)	(0.8)%
The $227,000 decrease in revenues for the nine months ended September 30, 2010 as compared to the same period in 2009 reflected a decrease in voice revenues of $2.7 million, which was partially offset by an increase in non-voice revenues of $2.5 million. The decrease in voice revenues was mainly due to lower calling volume in the large business to consumer market. Revenues from clients from which we derived revenue in both periods decreased $769,000, which was partially offset by revenues from new clients of $542,000.
Cost of Revenues and Gross Profit

	Nine Months Ended September 30,				Nine Month
	2010		2009		Period Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)
Cost of revenues	$11,908	40.6%	$11,740	39.7%	$168	1.4%
Gross profit	17,439	59.4	17,834	60.3	(395)	(2.2)
The $168,000 increase in cost of revenues for the nine months ended September 30, 2010 as compared to the same period in 2009 reflected a $846,000 increase in text and email costs, as well as increased telephony expense of $242,000 due to higher client usage, increased equipment related costs of $122,000, and increased co-location costs of $72,000. These increases were partially offset by a $719,000 decrease in telephony expense related to lower delivery and circuit costs and a $413,000 decrease in depreciation expense due to a lower depreciable base of our property and equipment infrastructure. The decrease in gross margin for the nine months ended September 30, 2010 as compared to the same period in 2009 reflected lower price structure agreements entered into with some of our clients, as well as the vertical market and services mix.
Operating Expenses

	Nine Months Ended September 30,				Nine Month-
	2010		2009		Period Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)
Research and development	$4,536	15.4%	$4,186	14.2%	$350	8.4%
Sales and marketing	11,037	37.6	10,875	36.8	162	1.5
General and administrative	5,233	17.8	6,045	20.4	(812)	(13.4)
Impairment of goodwill	—	0.0	121	0.4	(121)	(100.0)

Total operating expenses	$20,806	70.8%	$21,227	71.8%	$(421)	(2.0)%

Research and Development. The $350,000 increase in research and development expenses for the nine months ended September 30, 2010 as compared to the same period in 2009 was primarily attributable to a $272,000 increase in personnel related costs and a $25,000 increase in consulting services. Not included in the table above, we also capitalized $489,000 of external research and development costs to intangible assets for the development of internal use software during the nine month period ended September 30, 2010, compared to $0 during the nine month period ended September 30, 2009.
Sales and Marketing. The $162,000 increase in sales and marketing expenses for the nine months ended September 30, 2010 as compared to the same period in 2009 resulted primarily from a $152,000 increase in personnel related costs, a $106,000 increase in consulting and professional services, and a $91,000 increase in marketing programs, partially offset by a $216,000 decrease in travel and entertainment costs.
General and Administrative. The $812,000 decrease in general and administrative expenses for the nine months ended September 30, 2010 as compared to the same period in 2009 reflected a $362,000 decrease in personnel related costs, primarily as a result of executive separation pay due to the resignation of our president and chief executive officer during the second quarter of 2009, as well as a $372,000 decrease in professional service costs.
Impairment of Goodwill. The $121,000 decrease in the impairment of goodwill for the nine months ended September 30, 2010 as compared to the same period in 2009 was a result of no impairment charge in the first nine months of 2010.
Operating Loss and Other Income

	Nine Months Ended September 30,				Nine Month
	2010		2009		Period Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)
Operating loss	$(3,367)	(11.4)%	$(3,393)	(11.5)%	$26	0.8%
Other income:
Interest and other income	11	0.0	66	0.3	(55)	(83.3)

Net loss	$(3,356)	(11.4)%	$(3,327)	(11.2)%	$(29)	(0.9)%

The $55,000 decrease in other income for the nine months ended September 30, 2010 as compared to the same period in 2009 primarily resulted from a decrease in interest income due to a decline in the interest rates on the funds in which we invested our cash balance.
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
     Credit Facility Borrowings
On November 2, 2009 we entered into a credit facility with Silicon Valley Bank that provides a working capital line of credit at an interest rate of 4.5% per annum for up to the lesser of (a) $1.5 million or (b) 80% of eligible accounts receivable, subject to specified adjustments. Accounts receivable serve as collateral for any borrowings under the credit facility. There are certain financial covenant requirements as part of the facility, including an adjusted quick ratio and certain minimum quarterly revenue requirements, none of which are restrictive to our overall operations. This credit facility expired by its terms on November 1, 2010 and we expect to enter into a replacement bank credit facility in the fourth quarter of 2010.
As of September 30, 2010, no amounts were outstanding under the existing credit agreement and we were in compliance with all covenants set forth in the November 2009 credit facility. As of September 30, 2010, letters of credit totaling $426,000 had been issued in connection with our facility leases.
     Operating Cash Flow
For a discussion of our cash flow from operating activities, see “— Additional Key Measures of Financial Performance.”
     Working Capital
The following table sets forth selected working capital information:

	September 30,	December 31,
	2010	2009
	(In thousands)
Cash and cash equivalents	$35,172	$36,322
Accounts receivable, net of allowance for doubtful accounts	6,547	6,878
Working capital	37,359	40,359
Our cash and cash equivalents at September 30, 2010 were unrestricted and held for working capital purposes. These funds were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes.
Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. Fluctuations vary depending on cash collections, client mix and the volume of monthly usage of our services.
     Requirements
     Capital Expenditures
In recent years, we have made capital expenditures primarily to acquire computer hardware and software and, to a lesser extent, furniture and leasehold improvements to support the growth of our business. Our capital expenditures totaled $1.1 million for the nine months ended September 30, 2010. Internally capitalized costs totaled $489,000 for the nine months ended September 30, 2010. We intend to continue to invest in our infrastructure in an effort to ensure our continued ability to enhance our platform, introduce new features and maintain the reliability of our network. We also intend to make investments in computer equipment and systems as we continue to grow our business and add additional personnel. We expect our capital expenditures for these purposes will approximate $400,000 for the last three months of 2010.
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
As of September 30, 2010, there had been no repurchases of our common stock under the program.
     Contractual Obligations and Requirements
On February 26, 2008, we acquired substantially all of the assets of Mobile Collect, Inc. Mobile Collect was a privately held company that provided text messaging and mobile communications solutions. The acquisition included cash payments of $500,000 upon closing and requires contingent cash payments of up to $2 million payable through 2013 in the event that certain established financial targets are satisfied through the operation of the acquired assets. As of September 30, 2010, $159,000 contingent cash payments were payable to the stockholders of Mobile Collect. Contingent cash payments of up to $1.2 million remain and these future payments, if any, are due quarterly.

Except for the contingent cash payments that may be required in connection with the acquisition of the assets of Mobile Collect, our contractual obligations have remained substantially unchanged from those reported in our Annual Report on Form 10-K for the year ended December 31, 2009.
     Off-Balance-Sheet Arrangements
As of September 30, 2010, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the SEC.
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
At September 30, 2010, we had unrestricted cash and cash equivalents totaling $35.2 million. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents were held for working capital purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.
Item 4. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our revenues totaled $29.3 million for the first nine months of 2010, $40.2 million in 2009, $43.2 million in 2008 and $39.5 million in 2007. We derive, and expect to continue to derive for the foreseeable future, a substantial majority of our revenues by providing our on-demand PCC service to businesses and other organizations. Since mid-2008, we have generated an increasing percentage of our revenues from use of our service for text messaging. We expect that, in the future, a growing percentage of our revenues will result from the use of our on-demand service for text, e-mail messaging and our hosted predictive dialer offering. Due to advances in technology, the market for PCC products and services continues to evolve, and it is uncertain whether our service will achieve and sustain high levels of demand and market acceptance. In order to succeed, we must increase the usage of our service by existing clients.
In addition, our success will depend on our ability to market our full range of PCC applications to additional organizations. Some organizations may be reluctant or unwilling to use PCC services for a number of reasons, including the perceived effectiveness of communications services based on other delivery channels, such as direct mail and web, or other technologies, such as interactive voice response systems and on-premise predictive dialers. In addition, organizations may lack knowledge about the potential benefits that PCC services can provide. An organization may determine that it can achieve the same, or a higher, level of performance and results from services based on other delivery channels or technologies. Even if an organization determines that our PCC service offers benefits superior to other customer communications products and services, it might not use our service because it has previously invested in alternative products or services or in internally developed messaging equipment, because it can obtain acceptable performance and results from alternative products and services available at a lower cost, or because it is unwilling to deliver customer information to a third-party vendor. Moreover, an organization may determine not to use communications products and services due to the application, or potential application, of one or more of a variety of laws and regulations, as described below under “Risks Related to Regulation of Use of Our Service.”
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
Our on-demand service involves the storage and transmission of clients’ proprietary information. Internet-based services such as ours are particularly subject to security breaches by third parties. Breaches of our security measures also might result from employee error or malfeasance or other causes, including as a result of adding new communications services and capabilities to our platform. In the event of a security breach, a third party could obtain unauthorized access to our clients’ contact list information and other data. Techniques used to obtain unauthorized access or to sabotage systems change frequently, and they typically are not recognized until after they have been launched against a target. As a result, we could be unable to anticipate, and implement adequate preventative measures against, these techniques. Because of the critical nature of data security, any actual or perceived breach of our security measures could subject us to litigation and significant liability for damage to our clients’ businesses, could cause existing or potential clients not to use our service, and could harm our reputation.
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
In recent years, we have focused our sales and marketing activities on the collection process and have targeted large in-house collection departments, as well as collection agencies. Revenues from these collection businesses represented approximately 75% of our revenues for the first nine months of 2010, 77% of our revenues in 2009, 80% of our revenues in 2008 and 83% of our revenues in 2007. We expect that revenues from the collection businesses will continue to account for a substantial part of our revenues for the foreseeable future.
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
Moreover, two clients accounted for a total of 22% of our revenues for the first nine months of 2010, 29% of our revenues in 2009, 31% of our revenues in 2008 and 29% of our revenues in 2007. These clients are in the collection agencies industry and a large in-house collection department of a telecommunications business. In addition to the risks associated with collections businesses in general, our business, financial condition and operating results would be negatively affected if these clients were to significantly decrease the extent to which they use our service.
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
Our service also competes with a number of hosted customer contact services. A limited number of established vendors and a number of smaller, privately held companies offer these hosted services, which compete principally on the basis of price rather than features. In addition, a small number of vendors focus on providing hosted customer contact services with features more comparable to ours. These vendors generally compete on the basis of return on investment and features, rather than price. Other companies may enter the market by offering competing products or services based on emerging technologies, such as open-source frameworks, and may compete on the basis of either features or price. Clients could also potentially employ a multi vendor strategy for risk mitigation purposes.
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
Our industry is highly fragmented, and we believe it is likely that some of our existing competitors will consolidate or will be acquired. For example, EasyLink Services International Corporation, a global provider of comprehensive messaging services and e-commerce solutions, acquired the PGiSend and PGiNotify advanced messaging businesses from Premiere Global Services, Inc., through the purchase of its wholly-owned subsidiary, Xpedite Systems, LLC and its subsidiaries in October 2010. In addition, some of our competitors may enter into new alliances with each other or may establish or strengthen cooperative relationships with systems integrators, third-party consulting firms or other parties. Any such consolidation, acquisition, alliance or cooperative relationship could lead to pricing pressure and our loss of market share and could result in a competitor with greater financial, technical, marketing, service and other resources, all of which could have a material adverse effect on our business, operating results and financial condition.
The expansion of our business into international markets exposes us to additional business risks, and failure to manage those risks could adversely affect our business and operating results.
Although historically we have targeted substantially all of our sales and marketing efforts principally to organizations located in the United States, more recently we have begun focusing more resources on organizations located in Europe. In April 2010, for example, we formed a subsidiary under UK law to target businesses located in the United Kingdom. We anticipate that an increasing portion of our revenue in future periods will be derived from outside the United States. The continued expansion of our international operations will require substantial financial investment and significant management efforts and will subject is to a number of risks and potential costs, including:
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
Revenues from clients in the collections industry and large in-house, or first-party, collection departments represented approximately 75% of our revenues for the first nine months of 2010, 77% of our revenues in 2009, 80% of our revenues in 2008, 83% of our revenues in 2007 and 80% of our revenues in 2006. These clients’ use of our service is affected by an array of complex federal and state laws and regulations. The U.S. Fair Debt Collection Practices Act, or FDCPA, limits debt collection communications by clients in the collection agencies industry, including third parties retained by creditors. For example, the FDCPA prohibits abusive, deceptive and other improper debt collection practices, restricts the timing and content of communications regarding a debt or a debtor’s location, and allows consumers to opt out of receiving debt collection communications. In general, the FDCPA also prohibits the use of debt collection calls to cause debtors to incur more debt. Many states impose additional requirements on debt collection communications, including limits on the frequency of debt collection calls, and some of those requirements may be more stringent than the comparable federal requirements. Moreover, debt collection calls are subject to new regulations, as well as changing regulatory interpretations that may be inconsistent among different jurisdictions. For example, the Federal Communications Commission, or FCC, is considering modifying its rules to require opt-in for all prerecorded calls made to mobile phones, which could limit our clients’ ability to use our service to call a mobile phone for the purposes of collections without having prior written consent from a customer. Our business, financial position and operating results could be substantially harmed by the adoption or interpretation of U.S. federal or state laws or regulations that make our service either unavailable or less attractive for debt collection communications by existing and potential clients.
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
The expansion of our business into international markets requires us to comply with additional debt collection, telemarketing, data privacy or similar regulations, which may make it costly or difficult to operate in these markets.
Although historically we have targeted substantially all of our sales and marketing efforts principally to organizations located in the United States, more recently we have begun focusing more resources on organizations located in Europe. In April 2010, for example, we formed a subsidiary under UK law to target businesses located in the United Kingdom. Countries other than the United States may have laws and regulations governing debt collection, telemarketing, data privacy or other communications activities comparable in purpose to the U.S. and state laws and regulations described above. Compliance with these requirements may be costly and time consuming, and may limit our ability to operate successfully in one or more foreign jurisdictions.
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
As of September 30, 2010, our executive officers and directors and their affiliated entities, in the aggregate, beneficially owned 43% of our common stock. In particular, affiliates of North Bridge Ventures Partners, including James A. Goldstein, one of our directors, in the aggregate, beneficially owned 29% of our common stock. Our executive officers, directors and their affiliated entities, if acting together, are able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. These stockholders may have interests that differ from those of other investors, and they might vote in a way with which other investors disagree. The concentration of ownership of our common stock could have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and could negatively affect the market price of our common stock.
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

SoundBite Communications, Inc.
Date: November 4, 2010	By:	/s/ James A. Milton
James A. Milton
President and Chief Executive Officer

Date: November 4, 2010	By:	/s/ Robert C. Leahy
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