Form 10-K
period 2010-12-31
SOUNDBITE COMMUNICATIONS INC
filed 2011-03-01
CIK 1163698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33790

SoundBite Communications, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3520763
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

22 Crosby Drive Bedford, Massachusetts (Address of Principal Executive Offices)	01730 (Zip Code)

Registrant’s telephone number, including area code:
(781) 897-2500
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.001 per share	The NASDAQ Global Market
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of February 15, 2011, the aggregate market value of common stock (the only outstanding class of common equity of the registrant) held by non-affiliates of the registrant was $28.2 million based on a total of 9,844,854 shares of common stock held by non-affiliates and on a closing price of $2.86 on June 30, 2010 for the common stock as reported on The NASDAQ Global Market.

As of February 15, 2011, 16,385,146 shares of common stock were outstanding.

Documents Incorporated by Reference

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after December 31, 2010. Portions of such proxy statement are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K.

SOUNDBITE is our registered service mark in the United States, and SOUNDBITE AGENT PORTAL, SOUNDBITE DIALOG ENGINE and SOUNDBITE ENGAGE are our service marks. This annual report on Form 10-K also includes trademarks, trade names and service marks of other entities.

i

Forward-Looking Information

This annual report on Form 10-K contains, in addition to historical information, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act, including information relating to revenues generated from our on-demand automated voice messaging service to businesses, governments and other organizations, our efforts to expand our presence in large in-house, or first-party, collection departments, and other functional departments, of organizations and in, expected increases in cost of revenues, our expected gross margins for future periods, our spending on research and development, our ability to remain competitive and achieve future growth, information with respect to other plans and strategies for our business and factors that may influence our revenues for 2011 and thereafter. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions are intended to identify our forward-looking statements. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties including those described in “Item 1A. Risk Factors” and elsewhere in this annual report and that are otherwise described from time to time in our reports filed with the SEC after the filing of this annual report. The forward-looking statements included in this annual report represent our estimates as of the date of this annual report. We specifically disclaim any obligation to update these forward-looking statements in the future, except as specifically required by law or the rules of the SEC. These forward-looking statements should not be relied upon as representing our estimates or views as of any date subsequent to the date of this annual report.

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

Overview

We provide a cloud-based, multi-channel proactive customer communications, or PCC, service that enables organizations to design, execute and measure communication campaigns for a variety of marketing, customer care, payment and collection processes. Clients use our SoundBite Engage platform to communicate with their customers through automated voice messaging or AVM, predictive dialing, text and email messages that are relevant, timely, personalized and engaging.

Our service is provided using a multi-tenant, cloud architecture that enables a single platform to serve all of our clients cost-effectively. Our cloud architecture delivers our service on an on-demand, or software-as-a-service or SaaS, basis over the internet, eliminating the need for an organization to invest in or maintain new hardware or to hire and manage dedicated information technology staff. In addition, we are able to implement new features on our platform that become part of our service automatically and can benefit all clients immediately. Our secure platform is designed to serve increasing numbers of clients and growing demand from existing clients, enabling the platform to scale reliably and cost-effectively.

In 2010 our service was used directly by more than 200 organizations, with an additional number of end-clients being served through our partnership channel. Direct sales were made principally to large business-to-consumer, or B2C, companies in the financial services, telecommunications and media, retail, and utilities industries, as well as companies in the collections industry. Our partnership channel helps us reach beyond our direct key verticals into other industries. In 2010, our service was used by 25 companies on the Fortune Global 500 list. In North America, our service is used by 7 of the 10 largest issuing banks, 5 of the 10 largest U.S. telecommunications and media providers, 4 of the 10 largest U.S. retailers, and 10 of the 20 largest U.S. utility providers. Our clients also include approximately 60 collections agencies. Our clients are located principally in the United States, with a limited number located in Europe.

We were founded in Delaware in April 2000. Our principal executive offices are located at 22 Crosby Drive, Bedford, Massachusetts 01730, and our telephone number is (781) 897-2500. Our website address is www.soundbite.com. We are not, however, including the information contained on our website, or information that may be accessed through links on our website, as part of, or incorporating it by reference into, this annual report.

Industry Background and Trends

Improving customer communications is a key strategy by which businesses and other organizations can increase revenue, drive market share and control operational costs. In recent years, businesses have begun to implement PCC solutions in order to help them build trusted, long-term, profitable relationships with their customers. With a proactive customer communication, a timely message can be sent to a customer’s preferred access device using one or more communications channels. The customer is then able to respond immediately over its preferred communications channel.

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

Initially, PCC solutions were adopted for collection campaigns and simple one-way notifications, where large numbers of communications needed to be delivered quickly and reliably. In collection applications, PCC solutions often supplant on-premise predictive dialers, which automatically dial batches of telephone numbers, detect how the calls are answered, screen busy signals and answering machines, and then pass live calls to contact center agents. Because on-premise predictive dialers are designed primarily for call handling by a live agent, they do not deliver the same cost savings as automated PCC applications. Unlike multi-channel PCC solutions, on-premise predictive dialers communicate only through voice messaging, which limits the ability of a business to personalize customer communications and to accommodate customer preferences for varied communications channels. Moreover, on-premise predictive dialers are typically limited in the flexibility they provide and lack the capability to scale quickly.

More recently, several consumer communications trends have been driving the implementation of PCC solutions for marketing, customer care, and payment applications:

•	Consumers now access and exchange information over a variety of communications channels, including email, mobile or text messaging, the Internet, instant messaging, social media and voice. Communicating with customers through varying and multiple channels will generally increase response rates.

•	As they have gained experience with multiple communications channels, consumers have developed stronger preferences for the types of communications they wish to receive and the channels by which those communications are received. According to a May 2009 Forrester Consulting publication, organizations that honored consumer communications preferences reported substantial business benefits, including higher response rates, stronger customer relationships and improved customer experiences — all of which resulted in higher revenue and profitability.

•	Consumers increasingly rely on their mobile devices and mobile device applications and no longer consider the home phone, if it exists, as their primary communications device. With more than 5 billion mobile subscribers around the world, businesses need to leverage the multiple communications channels accessible from a mobile device in order to provide relevant and timely information to customers effectively and efficiently.

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

Requirements for PCC Solutions

Businesses increasingly require a comprehensive PCC solution that will enable them to communicate proactively throughout the customer life-cycle via marketing, customer care, payments and collections applications. Based on our review of third-party reports and other information, we estimate that the market for PCC solutions will have a long term growth rate of approximately 12%. A PCC solution must enable businesses to manage all digital communications through key channels such as voice, text and email, and be designed with the ability to add support for other channels as they emerge and become widely adopted. It must offer businesses the flexibility to use the most appropriate channel based on a customer’s communications preferences, the channel’s efficacy, the message content or other business goals. The PCC solution should provide a business with a unified view of its customers’ communications in order to facilitate consistent and personalized communications at every stage in the customer lifecycle. It should have the ability to capture and manage an increasing variety of both customer and client preferences related to the communication outreach. In addition, the PCC solution should increase contact center efficiencies not only by further increasing the productivity of contact center agents, but also by facilitating “agentless” communications where appropriate.

In order to support coherent, preference-based multi-channel communications, a PCC solution should be available as a cloud application delivered using a SaaS model. A cloud-based offering enables a PCC solution to be delivered and deployed to a business quickly and cost-effectively in order to meet the fast-changing requirements of the PCC market. Moreover, a cloud platform can provide the flexible, robust architecture needed to respond to — and take advantage of — current and future technological advances and consumer communication trends.

Our Solution

Clients can design, execute and measure proactive customer communications across the customer lifecycle using SoundBite Engage, our multi-channel communications platform. Our cloud-based offering and related client management services are designed to help clients communicate quickly with large numbers of customers through interactive dialogs that are relevant, timely, personalized and engaging.

Organizations use our service to initiate and manage communication campaigns for a variety of marketing, customer care, payment and collection processes. We assist clients in selecting service features and adopting best practices that will enable them to use our multi-channel PCC platform effectively. We offer performance analytical capabilities to assist clients in improving the design and execution of their campaigns. Our secure platform is designed to scale reliably and cost-effectively. Key benefits of our service for clients include:

Unified communications across multiple channels.  Using our service, clients can interact with their customers by AVM, predictive dialing, text or email, or by blending a combination of those channels. As a result, a client can select a channel or channels based on a combination of a customer’s channel preferences, the channel’s efficacy, the message content and other business goals.

Lower Total Cost of Ownership.  Our service, unlike an on-premise predictive dialer, does not require clients to invest in or maintain new hardware, or to hire and manage dedicated information technology staff. Because new features are implemented on our platform, they become part of our service automatically and benefit clients immediately.

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

Rapid Initiation and Modification of Campaigns.  A new client can initiate its first campaign using our service in a period as short as a week, using only its existing contact center infrastructure and Internet connections. New clients avoid the delay associated with installing the hardware and software required for an on-premise predictive dialer. Using the performance analytics of our service, clients can improve the design and execution of existing campaign strategies immediately by self service or quickly through our professional services organization.

Our Strategy

Our objective is to become the leading global provider of cloud-based, multi-channel PCC solutions. To achieve this goal, we are pursuing the following:

Expand Internationally.  We have enhanced our service offering to enable us to deliver multi-channel proactive customer communications in countries outside North America. We will seek to invest and aggressively market our service internationally, both directly and through partners, in order to both broaden and deepen the international relationships we have established as well as expand our penetration into new clients and resellers. In 2010 we established a subsidiary and a new data center in the United Kingdom to support our international expansion.

Target mobile opportunities.  SoundBite Engage builds upon our award-winning technology by offering new features that facilitate interactive communications between clients and their customers, including automated and agent-assisted customer dialog over the text messaging channel. In 2010, we enhanced our Dialog Engine and Agent Text Portal, which powers our interactive mobile messaging capability. As mobile messaging becomes increasingly important to clients, we will seek to deepen our mobile penetration within our client base as well expand into new opportunities.

Extend Technology Leadership into Hosted Contact Centers.  In 2010 we released an update of Engage, which delivered full support for predictive dialing and further enhanced our voice channel offering. The addition of this capability gives us a compelling contact center offering for outbound communications and opens up opportunities to expand into organizations that previously have relied solely on on-premise dialers.

Increase Revenue from Indirect Channel.  We partner with resellers, solution providers, original equipment manufacturers or OEMs, and international distributors in order to broaden our distribution reach. Our Business Partner Program enables us to offer our service more broadly within our target markets, to enter new vertical markets, to augment our international expansion, and to sell cost effectively to smaller organizations. We will seek to increase our revenues from the indirect channel both by leveraging existing relationships and by selectively recruiting additional new partners.

Selectively Seek Strategic Acquisitions.  To complement and accelerate our internal growth, we will selectively pursue acquisitions of businesses, technologies and products that will expand the feature set of our service, provide access to new markets or clients, or otherwise complement our existing operations.

Our Service

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

Our service is provided using a multi-tenant architecture, which enables a single PCC platform to serve our clients cost-effectively. To use our service, an organization does not need to invest in or maintain new hardware or to hire and manage dedicated information technology staff. In addition, we are able to implement new features on our platform that become part of our service automatically and can benefit all clients immediately. As a result, a new client can begin using our service within a week and take advantage of new features as they become available.

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

Agent Portal is a web-based user interface that enables automated and agent-assisted interactive customer communications over the voice and text messaging channels. Clients use Agent Portal to support messages that, because of message content or business rules, are best handled by a customer support agent. Agent Portal allows agents to log in and view message history and to interact with customers in near real-time. SoundBite Engage can seamlessly transition between fully automated and agent-assisted dialogs, and supervisors can monitor agent activity as well as overall campaign status.

CTI Connect bridges an organization’s contact center infrastructure to the SoundBite Engage Platform, enabling a high-quality customer service experience while reducing operational costs. Through computer telephony integration, or CTI, functionality, contact centers can match caller needs to agent resources and easily integrate functions such as screen pops, intelligent call routing and dynamic call pacing.

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

Campaign and Contact Center Management supports the initiation and management of campaigns. For those campaigns that require agents, this component manages the routing of qualified customers to agents and seeks to maximize the use of agents’ time while minimizing customers’ wait time. This component includes the following features:

•	Pacing provides a client with the ability to select a model to control the rate of outgoing messages. The model selected may be either fixed-rate, time-based (rate determined by a time window) or agent-based. For Pacing involving contact center agents, adjustments are made based on factors such as agent availability, average talk time and average hold time.

•	Call Forecasting provides continuously refreshed data concerning current and anticipated future contact attempts. Contact center managers use the data for contact center agent resource planning.

•	Contact Center Reports, which are available in near real-time, provide details on customer interactions with contact centers and furnish performance metrics related to contact center performance.

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

Delivery Channels.   Our platform supports AVM, inbound voice, predictive dialing, outbound and inbound text (both standard and Free-to-End User, or FTEU), and outbound email communications. An outbound voice or text channel can be used for either a contact center agent-assisted or agentless campaign. An inbound channel is typically used in support of outbound campaigns or as part of an inbound-only agentless campaign. These delivery channels can be used individually or combined on our platform.

Security and Compliance.   Our platform includes a number of security features designed to keep customer data safe and confidential, such as encryption of sensitive data, secure transmission, audit trails, non-shared accounts, need-to-know access policies and formal incident response. Clients can elect to use supplemental security features such as e-mail and FTP address restrictions for report deliveries and encryption of reports. Compliance management provides a client with the ability to define a set of rules to control when a customer is contacted based on the customer’s location, which is determined by reference to either the phone number being contacted or the address of the customer.

In December 2010, we renewed our compliance status as a Payment Card Industry Data Security Standard, or PCI/DSS, compliant Level 1 Service Provider, which enables us to work closely and exchange extensive data with banks and credit card companies. We have registered with the U.S. Department of Commerce under the European Union Safe Harbor Principles relating to the protection of personal data. In addition, we have instituted periodic internal and third-party reviews of our security structure, including an annual voluntary external Type II audit of our information technology-related control activities for our platform under Statement on Auditing Standards No. 70, Reports on the Processing of Transactions by Service Organizations.

Our Client Management Services

Our Client Management organization helps clients select service features and adopt best practices that will enable the clients to use our multi-channel PCC platform effectively. The organization provides varying levels of support, such as managing entire campaigns, providing best practice recommendations and supporting self-service clients. It offers a range of services that includes script development, campaign strategy, professional voice talent recording, custom reporting and detailed analysis of campaign results. At February 15, 2011, our Client Management organization had 41 employees.

Our Client Management organization consists of three principal teams:

Enterprise Program Directors help key clients fully understand their customer communications needs and then assist those clients in designing solutions to meet defined goals. This team works with sales personnel to help design successful program strategies and ensure effective execution. The team also works directly with prospective and existing clients to determine the most effective use of our platform in their businesses. Demonstrations of our platform are used to highlight features and functionality that are available in current or will be available in future releases.

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

Business Segments and Geographic Information

We manage our operations on a consolidated, single operating segment basis for purposes of assessing performance and making operating decisions. Accordingly, we have only one reporting segment. Organizations in the United States accounted for substantially all of our revenues in each of 2010, 2009, and 2008.

Clients

In 2010 our service was used directly by more than 200 organizations, with an additional number of end-clients being served through our partnership channel. During the latter half of 2010, we instituted a program to move some of our smaller clients to the reseller channel and we expect the number of end-clients through that reseller channel to continue to grow. Our clients are located principally in the United States, with a limited number in Europe.

Direct sales are made principally to large B2C companies in the financial services, telecommunications and media, retail, and utilities industries, as well as companies in the collections industry. We target B2C companies in industries that are characterized by the need for regular interactions with large consumer bases throughout the phases of the customer lifecycle. Our service is used by approximately 60 collections agencies. Our partnership channel helps us reach beyond our direct key verticals into other industries.

Our service is used by a number of the largest B2C companies around the world. In 2010, 25 of the Global 500 (measured by revenue) used our service, and in North America, our service was used by clients in our targeted industries, including

•	7 of the 10 largest issuing banks;

•	5 of the 10 largest U.S. telecommunications and media providers;

•	4 of the 10 largest U.S. retailers; and

•	10 of the 20 largest U.S. utility providers.

We provide our service under a usage-based pricing model, and our pricing agreements with the significant majority of our clients do not require minimum levels of usage or payments.

T-Mobile USA, Inc., a provider of mobile telephone services, and NCO Group, a provider of business process outsourcing services, each accounted for more than ten percent of our revenues in each of 2010, 2009 and 2008. Neither T-Mobile USA, Inc. nor NCO Group accounted for twenty percent or more of our revenues in any of those years.

Sales and Marketing

We offer our service principally through our industry-aligned direct sales force. Sales leads are generated through cold calling, client and other referrals, and a variety of marketing programs. Once a lead is qualified, the sales process typically involves a web-based or in-person presentation and demonstration, together with pre-sales support from our Client Management organization. These presentations focus on explaining the benefits of our service offering, including the speed with which the service can be deployed and demonstrating the potential return on investment from the use of our service. We encourage prospective clients to engage in a pilot campaign to evaluate the efficacy of our service. As of February 15, 2011, our direct sales force consisted of 18 employees located in the United States and the United Kingdom.

In order to broaden our distribution reach, we also offer our service through an indirect channel comprised of resellers, solution providers, OEMs and international distributors. Using our Web Services API, OEMs can integrate their applications into the SoundBite Engage platform. In January 2009 we launched our

Business Partner Program to enable us to offer our service more broadly within our target markets, to enter new vertical markets, to augment our international expansion. During 2010, we successfully transitioned to selected partners a number of smaller clients that were better suited working with a channel partner and we added a number of resellers both in the United States and internationally.

Our marketing communications and programs strategy has been designed to increase awareness of our service, generate qualified sales leads and expand relationships with existing clients. We reinforce our brand identity through our website and public relations, which are intended to build market awareness of our company as a leading provider of PCC solutions. We host webinars, sponsor white papers, build relationships with leading analysts, and participate in industry events and associations. We distribute communications to existing and prospective clients through social media networks such as Twitter and Facebook. At February 15, 2011, our marketing group had 10 employees.

Our sales and marketing expenses totaled $14.2 million in 2010, $14.8 million in 2009 and $18.0 million in 2008.

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

Research and Development

Our research and development organization is responsible for developing new features and other new offerings for our platform. The organization also is responsible for performing platform functionality and load testing, as well as quality assurance activities. The organization currently is working on a number of enhancements, including work related to enhanced predictive capabilities, enhanced mobile messaging, additional support for customer preferences, advanced channel support and the Web Services API. In addition the organization is continuing to enhance the scalability and reliability of our core platform. At February 15, 2011, our research and development organization had 33 employees.

Our research and development expenses totaled $5.9 million in 2010, 5.6 million in 2009 and $5.2 million in 2008.

Operations

We serve our clients from four third-party hosting facilities, which are located in Ashburn, Virginia, Somerville, Massachusetts, Toronto, Ontario, and Slough, United Kingdom.

All of these facilities provide around-the-clock security personnel, video surveillance and biometric access screening, and are serviced by uninterrupted power supplies, which are backed up by diesel-electrical generators for extended power loss. Each facility employs fire detection apparatus as well as dry-pipe pre-action fire suppression systems. We maintain insurance policies covering substantially all of the assets deployed at our hosting facilities. For information regarding the facility locations, operators and agreement terms, see “Item 2. Properties.”

All of our facilities have multiple Tier 1 interconnects to the Internet and are connected by a SONET ring. We have multiple telecommunication carriers for voice termination, including Global Crossing, Level 3, Qwest and Equinix. We have selected our mix of telecommunication carriers to limit service interruptions, even in the event of a localized loss of a major provider.

We own all of the hardware deployed in support of our platform. We continuously monitor the performance and availability of our service. We designed our service infrastructure using load-balanced web server pools, redundant interconnected network switches and firewalls, clustered application servers and fault-tolerant storage devices. Production databases are backed up on a daily basis to ensure transactional integrity and restoration capability. During 2008, we completed the migration of our infrastructure to voice over Internet protocol, or VoIP.

We have deployed a security infrastructure that includes internal and perimeter firewalls, network intrusion detection, and host intrusion detection systems. We maintain on-site as well as off-site third party log-aggregation services for audits and forensics. All inter-site connectivity is either over private wide area networks or secure virtual private networks. We perform at least three internal vulnerability scans of our production equipment every week. See “— Our Service — Security and Compliance” above.

We have service level agreements or arrangements with a small number of clients under which we warrant certain levels of system reliability and performance. If we fail to meet those levels, those clients are entitled to either receive credits or terminate their agreements with us. We did not provide any material credits in 2010, 2009 or 2008 pursuant to any service level provisions.

At February 15, 2011, our operations organization had 8 employees.

Competition

To date, we have derived revenue principally from our voice and text services and, to a lesser extent, from email and client management services. The market for customer communications solutions is intensely competitive, changing rapidly and fragmented. The following summarizes the principal products and services that compete with our service.

On-Premise Predictive Dialers

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

A number of predictive dialer vendors offer forms of hosted solutions, which we believe are typically services in which predictive dialers are hosted by first-generation application service providers, or ASPs, rather than on a multi-tenant basis. We believe these ASP-hosted services are deployed on individual servers and application infrastructures, using dedicated predictive dialers. We compete with ASP-hosted predictive dialer services on the same basis as on-premise predictive dialers, except that deployment speed and required capital investment are less significant in differentiating our service from these ASP-hosted services.

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

Hosted Customer Communications Solutions

Our service also competes with a number of hosted customer communications solutions. Most vendors of hosted customer communications solutions focus on providing a basic service with limited features and compete principally on the basis of price. These vendors consist principally of a number of relatively small, privately held companies and a small number of larger, multi-product line companies such as CSG Systems, Nuance Communications and West Corporation. We compete with these vendors on the basis of the following:

•	return on investment;

•	breadth of features;

•	price;

•	brand awareness based on referenceable customer base; and

•	security and reliability.

We also compete directly with a small number of vendors, such as Adeptra and Varolii, that deliver services utilizing one or more channels on a SaaS delivery model similar to ours. These vendors focus on providing hosted services with a broader array of features, such as advanced reporting capabilities and supporting professional services. These vendors generally compete on the basis of return on investment and features, rather than price, and focus their principal selling efforts on differing groups of industries. We compete with these vendors based on the breadth of our multi-channel functionality, flexibility of our usage-based pricing model, the analytical capabilities of our platform and our referenceable client base.

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

We have adopted a strategy of seeking patent protection with respect to certain technologies used in or relating to our products. We have three issued U.S. patents, which relate to: (a) a voice message delivery method and system (patent number U.S. 6,785,363 B3) that was issued in August 2004 and will expire in January 2021; (b) an address book for a voice message delivery method and system (patent number U.S. 6,829,331 B2) that was issued in December 2004 and will expire in January 2022; and (c) answering machine detection for voice message delivery and system (patent number U.S. 7,054,419) that was issued in

May 2006 and will expire in April 2021. We have nine pending U.S. patent applications, six of which relate to the optimization of interactive communications campaigns and three of which relate to the provision of messages to mobile devices in an enterprise centric architecture. Additionally, we have two provisional filings related to our voice services offering. We evaluate ideas and inventions for patent protection with a team of engineers and product managers, in consultation with our outside patent counsel. We expect to file additional patent applications in the ordinary conduct of our business.

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

Government Regulation

Our business operations are affected, directly or indirectly, by a wide range of U.S. federal and state and international laws and regulations, including laws and regulations that restrict customer communications activities using our service, our handling of information and other aspects of our business. On the U.S. federal level, for example, regulatory measures include:

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

Many states and state agencies in the U.S, have also adopted and promulgated laws and regulations governing debt collection, contact with wireless, business and residential telephone numbers, telemarketing, and data privacy. These laws and regulations may, in certain cases, impose restrictions that are more stringent than the federal measures discussed above. To date, our employees have performed a significant portion of our activities in complying with U.S. federal and state laws and regulations and we have not incurred material out-of-pocket compliance costs.

Our foreign business operations are affected, directly or indirectly, by foreign laws and regulations. For example, our current telemarketing activities in the United Kingdom are subject to a comprehensive telemarketing regulation, which includes a prohibition on calls to numbers on the U.K.’s national do-not-call registry and Telephone Preference Service, as well as other regulations imposed by the U.K. regulatory authority, Ofcom. Furthermore, we may in the future determine to commence or expand our operations to other countries, and these countries may have laws or regulations comparable to or more stringent than those affecting our domestic business.

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

Employees

As of February 15, 2011, we had a total of 128 employees, consisting of 41 employees in client management, 33 employees in research and development, 28 employees in sales and marketing, 8 employees in operations, and 18 employees in general and administrative. A total of 127 of our employees as of February 15, 2011 were based in the United States, of whom 115 were based at our headquarters in Bedford, Massachusetts.

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

Our revenues totaled $39.5 million in 2010, $40.2 million in 2009 and $43.2 million in 2008. We derive, and expect to continue to derive for the foreseeable future, a substantial majority of our revenues by providing our on-demand PCC service to businesses and other organizations. Since mid-2008, we have generated an increasing percentage of our revenues from use of our service for text messaging. We expect that, in the future, a growing percentage of our revenues will result from the use of our on-demand service for text, e-mail messaging and our hosted predictive dialer offering. Due to advances in technology, the market for PCC products and services continues to evolve, and it is uncertain whether our service will achieve and sustain high levels of demand and market acceptance. In order to succeed, we must increase the usage of our service by existing clients.

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

Interruptions, delays in service or errors in execution from our key vendors would impair the delivery of our service and could substantially harm our business and operating results.

In delivering our on-demand service, we rely upon a combination of hosting providers, telecommunication and data carriers, and text and email aggregators. We serve our clients from four third-party hosting facilities. One facility is located in Ashburn, Virginia, and is owned by Equinix and operated by InterNap under an agreement that expires in March 2012. Another facility is located in Somerville, Massachusetts, and is owned by CoreSite and operated by InterNap under an agreement that expires in May 2011. Our agreements for these two facilities automatically renew for one year periods unless written notification is made by either party 90 days prior to renewal. Our third facility is located in Toronto, Ontario and is owned and operated by Pier 1 Network Enterprises under an agreement that automatically renews for one month periods unless written notification is made by either party 60 days prior to the expiration date. Our fourth facility is located in Slough, United Kingdom and is owned and operated by Equinix (UK) Limited under an agreement that automatically renews for twelve month periods unless written notification is made by either party three months prior to the expiration date. If we are unable to renew these agreements on commercially reasonable terms following their termination, we will need to incur significant expense to relocate our data center or agree to the terms demanded by the hosting provider, either of which could harm our business, financial position and operating results.

Our clients’ campaigns are handled through a mix of telecommunication and data carriers as well as text and email aggregators. We rely on these service providers to handle millions of customer contacts each day. From time to time these service providers may fail to handle contacts correctly, which could cause existing or potential clients not to use our service, could harm our reputation, and could subject us to litigation and significant liability for damage to our clients’ businesses for which we are not fully indemnified or insured. While we have entered into contracts with multiple telecommunication carriers and text aggregators, we currently do not have fully redundant data, text or email services. Our contracts with carriers and aggregators generally can be terminated by either party at the end of the contract term upon written notice delivered by the party a specified number of days before the end of the term. In addition, we generally can terminate a contract at any time upon written notice delivered a specified number of days in advance, subject to the payment of specified termination charges. If a contract is terminated, we might be unable to obtain pricing on similar terms from another provider, which would affect our gross margins and other operating results.

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

Recent global market and economic conditions have become increasingly negative with tighter credit conditions and recession in most major economies continuing in 2009 and 2010. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, the availability and cost of credit, and the global housing and mortgage markets have contributed to increased market volatility declining business and consumer confidence, increased unemployment, and diminished economic expectations. These market conditions have led to a decrease in spending by businesses and consumers. Continued turbulence in the United States and international markets and economies and prolonged declines in business and consumer spending could result in lower sales of our service, longer sales cycles, difficulties in collecting accounts receivable, gross margin deterioration, slower adoption of new technologies, and increased price competition, any of which may have a negative effect on our financial condition and results of operations.

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

In recent years, we have focused our sales and marketing activities on the collection process and have targeted large in-house collection departments, as well as collection agencies. Revenues from these collection businesses represented approximately 75% of our revenues in 2010, 77% of our revenues in 2009 and 80% of our revenues in 2008. We expect that revenues from the collection businesses will continue to account for a substantial part of our revenues for the foreseeable future.

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

Moreover, two clients accounted for a total of 23% of our revenues in 2010, 29% of our revenues in 2009 and 31% of our revenues in 2008. These clients are in the collection agencies industry and a large in-house collection department of a telecommunications business. In addition to the risks associated with collections businesses in general, our business, financial condition and operating results would be negatively affected if these clients were to significantly decrease the extent to which they use our service.

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

Our industry is highly fragmented, and we believe it is likely that some of our existing competitors will consolidate or will be acquired. For example, EasyLink Services International Corporation, a global provider of comprehensive messaging services and e-commerce solutions, acquired the PGiSend and PGiNotify advanced messaging businesses from Premiere Global Services, Inc., through the purchase of its wholly-owned subsidiary, Xpedite Systems, LLC and its subsidiaries in October 2010. In February 2011, West Corporation, a provider of voice and data solutions, announced it had acquired Twenty First Century Communications, Inc., a provider of automated alerts and notification solutions.

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

We are highly dependent on our direct sales force to obtain new clients and to generate repeat business from our existing client base. It is therefore critical that our direct sales force maintain regular contact with our clients, both to gauge client satisfaction with our service as well as to highlight the value that use of our service adds to their enterprises. There is significant competition for direct sales personnel. Our ability to achieve growth in revenues in the future will depend in large part on our success in recruiting, training and retaining sufficient numbers of direct sales personnel. New hires require significant training and typically take more than a year before they achieve full productivity. Our recent and planned hires might not achieve full productivity as quickly as intended, or at all. If we fail to keep, hire and successfully train sufficient numbers of direct sales personnel, we will be unable to increase our revenues and the growth of our business will be impeded.

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

If we fail to protect our intellectual property rights adequately, our competitors could gain access to our technology and our business could be harmed. We rely on trade secret, copyright and trademark laws, and confidentiality and assignment of invention agreements with employees and third parties, all of which offer only limited protection. The steps we have taken to protect our intellectual property might not prevent misappropriation of our proprietary rights. We have only three issued patents and nine patent applications pending in the United States. Our issued patents and any patents issued in the future may not provide us with any competitive advantages or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in other countries are uncertain and might afford little or no effective protection of our proprietary technology. Consequently, we could be unable to prevent our intellectual property rights from being exploited abroad, which could diminish international sales or require costly efforts to protect our technology. Policing the unauthorized use of intellectual property rights is expensive, difficult and, in some cases, impossible. Litigation could be necessary to enforce or defend our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Any such litigation could result in substantial costs and diversion of management resources, either of which could harm our business. Accordingly, despite our efforts, we might not be able to prevent third parties from infringing upon or misappropriating our intellectual property.

We are subject to risks associated with outsourcing services to third parties, and failure to manage those risks could adversely affect our business and operating results.

We contract with several third-party vendors that provide services to us or to whom we delegate selected functions. These third-party vendors supplement our internal engineering efforts and off-hours application support. Our arrangements with these third-party vendors may make our operations vulnerable if the third parties fail to satisfy their obligations to us:

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

As of December 31, 2010, we had net operating loss carryforwards of $22.8 million for U.S. federal tax purposes and an additional $6.1 million for state tax purposes. These carryforwards expire between 2011 and 2030. To the extent available, we intend to use these net operating loss carryforwards to reduce the corporate income tax liability associated with our operations. Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. We experienced an ownership change for these purposes in 2007, which resulted in an annual limitation amount of approximately $8.0 million on the use of net operating loss carryforwards generated from November 29, 2001 through November 8, 2007. To the extent our use of net operating loss carryforwards is limited; our income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

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

Revenues from clients in the collections industry and large in-house, or first-party, collection departments represented approximately 75% of our revenues in 2010, 77% of our revenues in 2009 and 80% of our revenues in 2008. These clients’ use of our service is affected by an array of complex federal and state laws and regulations.

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

Under the U.S. Telephone Consumer Protection Act, it is unlawful to use an automatic telephone dialing system or an artificial or prerecorded message to contact any cellular or other wireless telephone number, unless the recipient previously has consented to receiving this type of message. For example, the FCC is considering modifying its rules to require opt-in for all prerecorded calls made to mobile phones, which could limit our clients’ ability to use our service to call a mobile phone for the purposes of information, customer care or telemarketing without having prior written consent from a customer. Our service involves the use of artificial and prerecorded messages. Although our service are designed to enable a client to screen a contact list to remove wireless telephone numbers, a client may determine that voice or text messages to certain wireless telephone numbers are permitted because the recipients previously have consented to receiving artificial or prerecorded messages. We cannot ensure that, in using our service for a campaign, a client removes from its contact list the names of all persons who are associated with wireless telephone numbers and who have not consented to receiving artificial or prerecorded messages or, in particular, that the client properly interprets and applies the exemption for recipients who have consented to receiving such messages. Many states have enacted restrictions on using automatic dialing systems and artificial and prerecorded messages to contact wireless telephone numbers, and some of those state requirements may be more stringent than the comparable federal requirements.

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

Our collection, use and disclosure of personal information are affected by numerous privacy, security and data protection regulations. We are subject to the Gramm-Leach-Bliley Privacy Act when we receive nonpublic personal information from clients that are treated as financial institutions under those rules. These rules restrict disclosures of consumer information and limit uses of such information to certain purposes that are disclosed to consumers. The related Gramm-Leach-Bliley Safeguards Rule requires our financial institution clients to impose administrative, technical and physical data security measures in their contracts with us. Compliance with these contractual requirements can be costly, and our failure to satisfy these requirements could lead to regulatory penalties or contractual claims by clients for damages.

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

It may be impossible for us to comply with the different data protection regulations that affect us in different jurisdictions. For example, the USA PATRIOT Act provides U.S. law enforcement authorities certain rights to obtain personal information in the control of U.S. persons and entities without notifying the affected individuals. Some foreign laws, including some in the European Union, prohibit such disclosures. Such conflicts could subject us and clients to costs, liabilities or negative publicity that could impair our ability to expand our operations into some countries and therefore limit our future growth.

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

Outside of the United States, our business is likely to be subject to more stringent data protection regulations. For example, the European Union Directive on Data Protection and national implementing laws restrict collection, use and disclosure of personal data in European Union member countries and prohibits transfers of this information to the United States unless specified precautions are implemented. Moreover, individual members of the European Union may have additional data protection regulations, such as the U.K. Data Protection Act 1998.

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

As of February 15, 2011, our executive officers and directors and their affiliated entities, in the aggregate, beneficially owned 43% of our common stock. In particular, affiliates of North Bridge Ventures Partners, including James A. Goldstein, one of our directors, in the aggregate, beneficially owned 29% of our common stock. Our executive officers, directors and their affiliated entities, if acting together, are able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. These stockholders may have interests that differ from those of other investors, and they might vote in a way with which other investors disagree. The concentration of ownership of our common stock could have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and could negatively affect the market price of our common stock.

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

We also serve our clients from four third-party hosting facilities. One facility is located in Ashburn, Virginia under an agreement that expires in March 2012. Another facility is located in Somerville, Massachusetts, and is leased under an agreement that expires in May 2011. Our agreements for these two facilities automatically renew for one month periods under current terms unless written notification is made by either party 90 days prior to renewal. Our third hosting facility is located in Toronto, Ontario and leased under an agreement that automatically renews for one month periods unless written notification is made by either party 60 days prior to the expiration date. In August 2010, we entered into an agreement with our fourth hosting facility located in the United Kingdom, which automatically renews for a twelve month period unless written notification is made by either party three months prior to the expiration date.

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

The following table presents the high and low sale prices of our common stock as reported by The NASDAQ Global Market, for the periods indicated.

Fiscal Year Ended December 31, 2010	High	Low

First quarter	$3.01	$2.81
Second quarter	$2.88	$2.86
Third quarter	$2.72	$2.60
Fourth quarter	$2.85	$2.79

Fiscal Year Ended December 31, 2009	High	Low

First quarter	$1.90	$1.21
Second quarter	$2.52	$1.37
Third quarter	$3.45	$2.25
Fourth quarter	$3.25	$2.20

The last sale price of the common stock on February 15, 2011, as reported by The NASDAQ Global Market, was $2.85 per share. As of February 15, 2011, there were 46 holders of record of the common stock.

We have never declared or paid any cash dividends on our common stock and currently expect to retain future earnings for use in our business for the foreseeable future.

Issuer Purchases of Equity Securities

There were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock in 2010.

Item 6.	Selected Financial Data

The following table summarizes selected financial data for our business and is derived from our historical consolidated financial statements. You should read the selected financial data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and our consolidated financial statements and related notes included elsewhere herein.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)

Statement of Operations Data:
Revenues	$39,494	$40,183	$43,211	$39,492	$29,069
Cost of revenues	15,955	15,899	16,695	14,258	9,505

Gross profit	23,539	24,284	26,516	25,234	19,564

Operating expenses:
Research and development	5,886	5,628	5,151	3,913	3,453
Sales and marketing	14,171	14,784	17,974	14,702	12,172
General and administrative	6,799	7,836	9,977	5,999	3,820
Impairment of goodwill	—	121	248	—	—

Total operating expenses	26,856	28,369	33,350	24,614	19,445

Operating (loss) income	(3,317)	(4,085)	(6,834)	620	119

Other income (expense):
Interest income	9	70	936	476	299
Interest expense	—	—	—	(222)	(398)
Warrant charge for change in fair value	—	—	—	(352)	(177)
Gain on litigation settlement	—	—	4,600	—	—
Other, net	(7)	—	—	—	6

Total other income (expense), net	2	70	5,536	(98)	(270)

(Loss) income before provision for income taxes and cumulative change in accounting	(3,315)	(4,015)	(1,298)	522	(151)
(Benefit) provision for income taxes	(30)	16	21	56	—

(Loss) income before cumulative change in accounting	(3,285)	(4,031)	(1,319)	466	(151)
Cumulative change in accounting	—	—	—	—	28

Net (loss) income	(3,285)	(4,031)	(1,319)	466	(123)
Accretion of preferred stock	—	—	—	(37)	(44)

Net (loss) income attributable to common stockholders	$(3,285)	$(4,031)	$(1,319)	$429	$(167)

(Loss) income per common share:
Basic:
Before cumulative change in accounting	$(0.20)	$(0.25)	$(0.09)	$0.15	$(0.35)
Cumulative change in accounting	$—	$—	$—	$—	$0.05
Net (loss) income attributable to common stockholders	$(0.20)	$(0.25)	$(0.09)	$0.15	$(0.30)
Diluted:
Before cumulative change in accounting	$(0.20)	$(0.25)	$(0.09)	$0.03	$(0.35)
Cumulative change in accounting	$—	$—	$—	$—	$0.05
Net (loss) income attributable to common stockholders	$(0.20)	$(0.25)	$(0.09)	$0.03	$(0.30)
Weighted average common shares outstanding:
Basic	16,344	15,961	15,369	2,860	557
Diluted	16,344	15,961	15,369	12,778	557

	2010	2009	2008	2007	2006

Balance Sheet Data:
Cash and cash equivalents	$34,157	$36,322	$37,425	$35,674	$7,251
Working capital	37,553	40,359	41,665	39,920	7,566
Total assets	45,975	47,754	49,830	50,489	18,229
Total indebtedness, including current portion	—	—	—	—	3,544
Redeemable convertible preferred stock	—	—	—	—	30,788
Total stockholders’ equity (deficit)	$41,190	$43,032	$45,754	$46,165	$(19,765)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

SoundBite Communications provides an on-demand, multi-channel proactive customer communications service that enables organizations to design, execute and measure communication campaigns for a variety of marketing, customer care, payment and collection processes. Clients use our SoundBite Engage platform to communicate with their customers through voice, text and email messages that are relevant, timely, personalized and engaging.

We derive, and expect to continue to derive for the foreseeable future, substantially all of our revenues by providing our PCC service to businesses and other organizations. Our strategy to achieve long-term, sustained growth in our revenues and earnings is focused on building upon our leadership in the PCC market and using our on-demand platform to extend our service by, for example, offering key new features, supporting additional communications channels and expanding our support for preference management.

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

Cost of Revenues

Cost of revenues consists primarily of delivery costs from our service providers, as well as depreciation expense for our infrastructure and expenses related to hosting and providing support for our platform. Cost of revenues also includes compensation expense for our operations personnel. As we continue to grow our business and add features to our platform, we expect cost of revenues will continue to increase on an absolute dollar basis. Our annual gross margin ranged from 59.6% to 61.4% during the last three fiscal years. We currently are targeting a quarterly gross margin of 58% to 61% for the foreseeable future. Our gross margin for a quarter may vary significantly from our target range for a number of reasons, including the mix of types of messaging campaigns executed during the quarter, as well as the extent to which we build our infrastructure through, for example, significant acquisitions of hardware or material increases in leased data center facilities.

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

Additional Key Measures of Financial Performance

We present information below with respect to cash flow from operating activities and free cash flow. Free cash flow is a measure of financial performance calculated as cash flow from operating activities plus proceeds from the sale of equipment, less payments of contingent purchase price, investments in capitalized software and purchases of property and equipment.

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

	As of December 31,
	2010	2009	2008
	(In thousands)

Cash flows generated from (used in) operating activities	$313	$(294)	$3,776
Proceeds from sale of equipment	2	—	28
Contingent purchase price payments to Mobile Collect	(503)	(256)	(651)
Investments in capitalized software	(500)	—	—
Purchases of property and equipment	(1,567)	(885)	(1,528)

Free cash flow (non-GAAP)	$(2,255)	$(1,435)	$1,625

Our operating activities generated net cash in the amount of $313,000 for the year ended December 31, 2010 reflecting a net loss of $3.3 million, which was offset by non-cash charges and changes in working capital of $3.5 million consisting primarily of (a) depreciation expense of $1.8 million, (b) stock-based compensation expense of $1.4 million, and (c) a decrease in accounts receivable, prepaid expenses and other assets of $302,000 due to the timing of receipts from our clients and the advance payments of certain operating costs.

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

Free cash flow in each of the years presented reflects, in addition to the factors driving cash flow from operating activities, our purchases of property and equipment, which consists primarily of computer equipment and software, investments in capitalized software, proceeds from the sale of our equipment, and our payments of contingent purchase price in connection with our acquisition of the assets of Mobile Collect in 2008. Our contingent purchase price obligations to Mobile Collect extend through 2013.

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

Valuation of Goodwill

We have recognized goodwill from a 2008 asset acquisition in which a significant portion of the consideration is contingent on the future revenues of the acquired assets. Because of the uncertainties with respect to future revenues, the contingent consideration is recognized as additional purchase price as the consideration is determined and becomes payable. We have remaining contingent consideration totaling $1.0 million at December 31, 2010, which will increase the recorded carrying value of our goodwill if the contingencies result in additional payments. Recorded goodwill at December 31, 2010 totaled $762,000. Goodwill is not amortized, but instead is reviewed for impairment annually or more frequently if impairment indicators arise. We evaluate goodwill on an annual basis for impairment and have selected November 1 as the annual impairment testing date. The Company operates as a single operating segment and has concluded that the Company is comprised of one reporting unit.

As a result of the economic environment impacting the Company’s business and operating results coupled with a material decline of the Company’s stock price, the Company determined that impairment triggering events had occurred that would require interim impairment evaluations which resulted in impairment charges totaling $121,000 and $248,000 in the years ended December 31, 2009 and 2008, respectively. The fair value of the reporting unit was determined using a market approach, which utilized the Company’s market capitalization as a basis for estimating fair value. The fair value of the Company’s assets and liabilities used in Step 2 includes certain identifiable intangible assets, for which fair value is typically measured using an analysis of discounted cash flows.

The quoted market capitalization of the Company exceeded its carrying value by approximately 10% at November 1, 2010, the Company’s most recent annual impairment assessment date. As such, no indications of impairment were noted, however, our stock price is volatile and future changes in the quoted price of our stock and other judgments that underlay the fair value estimates, including an estimated control premium, may indicate that the fair value of the reporting unit is less than the carrying value, which may result in future impairment charges.

Income Taxes

We are subject to federal and various state income taxes in the United States, and we use estimates in determining our provision for these income taxes. In addition, we are subject to Canadian and UK taxes for profits generated from our wholly owned subsidiaries. Deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities are determined separately by tax jurisdiction. At December 31, 2010, our deferred tax assets consisted primarily of federal net operating loss carryforwards and state research and development credit carryforwards. We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. At December 31, 2010, we had a full valuation allowance against our deferred tax assets, which totaled approximately $10.1 million, due to the current uncertainty related to when, if ever, these assets will be realized. In the event that we determine in the future that we will be able to realize all or a portion of our net deferred tax asset, an adjustment to the deferred tax valuation allowance would increase earnings in the period in which such a determination is made.

Results of Operations

The following table sets forth selected statements of operations data for 2010, 2009 and 2008 indicated as percentages of revenues.

	Years Ended December 31,
	2010	2009	2008

Statement of Operations Data:
Revenues	100.0%	100.0%	100.0%
Cost of revenues	40.4	39.6	38.6

Gross margin	59.6	60.4	61.4

Operating expenses:
Research and development	14.9	14.0	11.9
Sales and marketing	35.9	36.8	41.6
General and administrative	17.2	19.5	23.1
Impairment of goodwill	0.0	0.3	0.6

Total operating expenses	68.0	70.6	77.2

Operating loss	(8.4)	(10.2)	(15.8)
Total other income	0.0	0.2	12.8

Loss before provision for income taxes	(8.4)	(10.0)	(3.0)
(Benefit) provision for income taxes	(0.1)	0.0	0.1

Net loss	(8.3)%	(10.0)%	(3.1)%

Comparison of Years Ended December 31, 2010 and 2009

Revenues

	2010		2009		Year-to-Year Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(Dollars in thousands)

Revenues	$39,494	100.0%	$40,183	100.0%	$(689)	(1.7)%

The $689,000 decrease in revenues in 2010 as compared to 2009 reflected a decrease in voice revenues of $3.8 million, which was partially offset by an increase in non-voice revenues of $3.1 million. The decrease in voice revenues was mainly due to lower calling volume in the large business to consumer market. Revenues from clients from which we derived revenue in both periods decreased $1.8 million, which was partially offset by revenues from new clients of $1.1 million.

Cost of Revenues and Gross Profit

	2010		2009		Year-to-Year Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
			(Dollars in thousands)

Cost of revenues	$15,955	40.4%	$15,899	39.6%	$56	0.4%
Gross profit	23,539	59.6	24,284	60.4	(745)	(3.1)

The $56,000 increase in cost of revenues in 2010 as compared to 2009 reflected a $759,000 increase in text and email costs, as well as increased telephony expense of $254,000 due to higher client usage, increased equipment related costs of $176,000, and increased co-location costs of $140,000. These increases were partially offset by a $732,000 decrease in telephony expense related to lower delivery and circuit costs and a $573,000 decrease in depreciation expense due to a lower depreciable base of our property and equipment infrastructure. The decrease in gross margin in 2010 as compared to the same period in 2009 reflected lower price structure agreements entered into with some of our clients, as well as the vertical market and services mix.

Operating Expenses

	2010		2009		Year-to-Year Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(Dollars in thousands)

Research and development	$5,886	14.9%	$5,628	14.0%	$258	4.6%
Sales and marketing	14,171	35.9	14,784	36.8	(613)	(4.1)
General and administrative	6,799	17.2	7,836	19.5	(1,037)	(13.2)
Impairment of goodwill	—	0.0	121	0.3	(121)	(100.0)

Total operating expenses	$26,856	68.0%	$28,369	70.6%	$(1,513)	(5.3)%

Research and Development.  The $258,000 increase in research and development expenses in 2010 as compared to 2009 was primarily attributable to a $171,000 increase in personnel related costs and a $41,000 increase in consulting services.

Sales and Marketing.  The $613,000 decrease in sales and marketing expenses in 2010 as compared to 2009 resulted primarily from a $420,000 decrease in personnel related costs, a $344,000 decrease in travel and entertainment costs, partially offset by a $131,000 increase in consulting and professional service costs.

General and Administrative.  The $1.0 million decrease in general and administrative expenses in 2010 as compared to 2009 reflected a $500,000 decrease in professional service costs, as well as a $462,000 decrease in personnel related costs, primarily as a result of executive separation pay due to the resignation of our president and chief executive officer during the second quarter of 2009.

Impairment of Goodwill.  The $121,000 decrease in impairment of goodwill in 2010 as compared to 2009 resulted from no impairment related charges in 2010 versus 2009.

Operating Loss and Other Income

	2010		2009		Year-to-Year Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(Dollars in thousands)

Operating loss	$(3,317)	(8.4)%	$(4,085)	(10.2)%	$768	18.8%
Other income:
Interest and other income	2	0.0	70	0.2	(68)	(97.1)

Loss before provision for income taxes	$(3,315)	(8.4)%	$(4,015)	(10.0)%	$700	17.4%

The $68,000 decrease in other income in 2010 as compared to 2009 primarily resulted from a decrease in interest income due to a decline in the interest rates on the funds in which we invested our cash balance.

Net Loss

We recognized a net loss of $3.3 million in 2010 and $4.0 million in 2009. This difference principally reflects a decrease in our operating expenses of $1.5 million, partially offset by a decrease in revenues of

689,000. An income tax benefit of $30,000 was recorded in 2010 as compared to a tax provision of $16,000 in 2009. Our tax benefit relates primarily to the carryback of net operating losses to recover prior-year alternative minimum tax from the federal government. Because of our history of losses, we have provided a full valuation allowance against all deferred tax assets.

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

Credit Facility Borrowings

On February 18, 2011 we renewed a credit facility with Silicon Valley Bank that provides a working capital line of credit at an interest rate of 4.5% per annum for up to the lesser of (a) $1.5 million or (b) 80% of eligible accounts receivable, subject to specified adjustments. Accounts receivable serve as collateral for any borrowings under the credit facility. There are certain financial covenant requirements as part of the facility, including an adjusted quick ratio and certain minimum quarterly revenue requirements, none of which are restrictive to our overall operations. The credit facility will expire by its terms on February 18, 2013 and any amounts outstanding must be repaid on that date.

As of December 31, 2010, no amounts were outstanding under the existing credit agreement. As of December 31, 2010, letters of credit totaling $426,000 had been issued in connection with our facility leases.

Operating Cash Flow

For a discussion of our cash flow from operating activities, please see “— Additional Key Elements of Financial Performance.”

Working Capital

The following table sets forth selected working capital information:

	As of December 31,
	2010	2009	2008
	(Dollars in thousands)

Cash and cash equivalents	$34,157	$36,322	$37,425
Accounts receivable, net of allowance for doubtful accounts	6,577	6,878	6,641
Working capital	$37,553	$40,359	$41,665

Our cash and cash equivalents at December 31, 2010 were unrestricted and held for working capital purposes. They were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes.

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. Fluctuations vary depending on cash collections, client mix and the volume of monthly usage of our service. We use days’ sales outstanding, or DSO, calculated on an annual basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by revenues for the most recent year, multiplied by (b) the number of days in the year. Our DSO was 61 days at December 31, 2010, 63 days at December 31, 2009 and 58 days at December 31, 2008.

Requirements

Capital Expenditures

In recent years, we have made capital expenditures primarily to acquire computer hardware and software and, to a lesser extent, furniture and leasehold improvements, to support the growth of our business. Our capital expenditures totaled $1.6 million in 2010, $900,000 in 2009 and $1.5 million in 2008. Internally capitalized software totaled $500,000 in 2010. We intend to continue to invest in our infrastructure to ensure our continued ability to enhance our platform, introduce new features and maintain the reliability of our network. We also intend to make investments in computer equipment and systems, as well as fixed assets as we continue to grow our business and add additional personnel. We expect our capital expenditures for these purposes will approximate $1.7 million in 2011. We are not currently party to any purchase contracts related to future capital expenditures.

Contractual Obligations and Requirements

The following table sets forth our commitments to settle contractual obligations as of December 31, 2010:

	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 Years	Total
	(Dollars in thousands)

Operating leases — office space	$856	$1,582	$—	$—	$2,438
Operating leases — hosting facilities	1,120	159	—	—	1,279

Total	$1 ,976	$1,741	$—	$—	$3,717

Our operating leases include a lease for our headquarters in Bedford, Massachusetts. A majority of our leases related to hosting facilities are cancelable with a sixty day notice.

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

Off-Balance-Sheet Arrangements

As of December 31, 2010, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the SEC.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board issued guidance to amend the accounting and disclosure requirements for revenue recognition. These amendments are effective for fiscal years beginning on or after June 15, 2010 and early adoption is permitted. We adopted the amendments beginning January 1, 2011. The new guidance modifies the criteria for the separation of deliverables into units of accounting for multiple element arrangements. We believe that adoption of this new guidance will not have a material impact on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.

At December 31, 2010, we had unrestricted cash and cash equivalents totaling $34.2 million. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. A hypothetical ten percent change in interest rates would not have a material effect on our financial statements.

Item 8.	Financial Statements and Supplementary Data

The information required by this item is presented beginning at page F-1 appearing immediately after “Signatures” below.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, our management, including our chief executive officer and chief financial officer, concluded that as of December 31, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on this assessment, management concluded that, as of December 31, 2010, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this Item will be incorporated by reference to our definitive proxy statement for our 2011 annual meeting of stockholders.

Item 11.	Executive Compensation

The information required under this Item will be incorporated by reference to our definitive proxy statement for our 2011 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this Item will be incorporated by reference to our definitive proxy statement for our 2011 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this Item will be incorporated by reference to our definitive proxy statement for our 2011 annual meeting of stockholders.

Item 14.	Principal Accounting Fees and Services

The information required under this Item will be incorporated by reference to our definitive proxy statement for our 2011 annual meeting of stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

All schedules are omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

Exhibit			Filed		Filing Date
Number		Description of Exhibit	Herewith	Form	with SEC	Exhibit Number

3.1		Restated Certificate of Incorporation of the Registrant		10-Q	November 14, 2007	3.1
3.2		Amended and Restated By-Laws of the Registrant		S-1	October 15, 2007	3.4
4.1		Specimen certificate for shares of common stock of the Registrant		S-1	October 15, 2007	4.1
10.1		Lease dated May 18, 2007 between RAR2-Crosby Corporate Center QRS, Inc. and the Registrant		S-1	October 15, 2007	10.19
10.2		Agreement dated as of August 29, 2003, as amended, between the Registrant and Internap Network Services Corporation		S-1	October 15, 2007	10.3
10.3		Agreement dated as of October 9, 2004, between the Registrant and ColoSpace, Inc.		S-1	October 15, 2007	10.4
10.4		Loan and Security Agreement dated as of November 2, 2009 between Silicon Valley Bank and the Registrant		10-Q	November 6, 2009	10.1
10	.4a	Amendment dated as of March 2, 2010 to Loan and Security Agreement dated as of November 2, 2009 between Silicon Valley Bank and the Registrant		10-Q	May 7, 2010	10.1
10	.4b	Amendment dated as of February 18, 2011 to Loan and Security Agreement dated as of November 2, 2009 between Silicon Valley Bank and the Registrant	X
10.5		Investors’ Rights Agreement dated as of June 17, 2005, among the Registrant, the Investors named therein, John McDonough and David Parker, as amended		S-1	October 15, 2007	4.2
10	.6†	2007 Stock Incentive Plan of the Registrant		S-1	October 15, 2007	10.12
10	.7†	Form of Incentive Stock Option Grant Notice and Incentive Stock Option Agreement under the 2007 Stock Incentive Plan of the Registrant		8-K	March 8, 2010	10.1
10	.8†	Form of Nonstatutory Stock Option Grant Notice and Nonstatutory Stock Option Agreement under the 2007 Stock Incentive Plan of the Registrant		8-K	March 8, 2010	10.2
10	.9†	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2007 Stock Incentive Plan of the Registrant		8-K	March 8, 2010	10.3
10	.10†	Employment Offer Letter entered into as of April 21, 2009 between the Registrant and James A. Milton		8-K	April 21, 2009	10.1

Exhibit			Filed		Filing Date
Number		Description of Exhibit	Herewith	Form	with SEC	Exhibit Number

10	.10a†	Amendment dated as of May 6, 2010 to Employment Offer Letter entered into as of April 21, 2009 between the Registrant and James A. Milton		10-Q	May 7, 2010	10.1
10	.11†	Form of Executive Retention Agreement entered into as of May 1, 2009 between the Registrant and James A. Milton		8-K	April 21, 2009	10.2
10	.12†	Form of Executive Retention Agreement entered into as of November 28, 2008 between the Registrant and each of Mark D. Friedman, Robert C. Leahy, and Timothy R. Segall		8-K	November 28, 2008	99.1
10	.13†	Form of Executive Retention Agreement, dated as of March 29, 2010, entered into by and between SoundBite Communications, Inc. and Diane Albano		8-K	March 29, 2010	10.1
		Form of Change in Control Agreement entered into as of May 1, 2009 between the Registrant and James A. Milton		8-K	April 21, 2009	10.3
10	.15†	Form of Change in Control Agreement entered into as of November 28, 2008 between the Registrant and each of Mark D. Friedman, Robert C. Leahy and Timothy R. Segall		8-K	November 28, 2008	99.2
10	.16†	Form of Change in Control Agreement, dated as of March 29, 2010, entered into by and between the Registrant and Diane Albano		8-K	March 29, 2010	10.1
10	.17†	Form of Indemnification Agreement entered into (or to be entered into) between the Registrant and each of its executive officers and directors from time to time		S-1	October 15, 2007	10.17
10	.18†	2010 Management Cash Compensation Plan (Amended and Restated as of May 6, 2010)		10-Q	May 7, 2010	10.1
10	.19†	Compensation Arrangements with Outside Directors (Amended and Restated as of March 17, 2010)		8-K	March 29, 2010	10.1
10	.20†	Summary of 2010 Management Cash Compensation Plan		8-K	December 11, 2009	10.1
10	.21†	Compensation Arrangements with Outside Directors (Amended and Restated as of December 9, 2009)		8-K	December 11, 2009	10.2
21.1		List of subsidiaries of Registrant	X
23.1		Consent of Deloitte & Touche LLP	X
31.1		Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

Exhibit		Filed		Filing Date
Number	Description of Exhibit	Herewith	Form	with SEC	Exhibit Number

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350	X

†	Management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(a) of the Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUNDBITE COMMUNICATIONS, INC.

By:	/s/ James A. Milton
James A. Milton
President and Chief Executive Officer
Date: March 1, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons as of March 1, 2011 on behalf of the registrant in the capacities indicated.

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

SOUNDBITE COMMUNICATIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SoundBite Communications, Inc.
Bedford, Massachusetts

We have audited the accompanying consolidated balance sheets of SoundBite Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SoundBite Communications, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/  Deloitte & Touche LLP

Boston, Massachusetts
March 1, 2011

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2010	2009
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$34,157	$36,322
Accounts receivable, net of allowance for doubtful accounts of $197 and $152 at December 31, 2010 and 2009	6,577	6,878
Prepaid expenses and other current assets	1,183	1,344

Total current assets	41,917	44,544
Property and equipment, net	2,550	2,789
Intangible assets, net	517	79
Goodwill	762	213
Other assets	229	129

Total assets	$45,975	$47,754

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,067	$973
Accrued expenses	3,297	3,212

Total current liabilities	4,364	4,185
Other liabilities	421	537

Total liabilities	4,785	4,722

Commitments and contingencies (note 6)
Stockholders’ equity:
Common stock, $0.001 par value — 75,000,000 shares authorized; 16,576,701 and 16,506,730 shares issued at December 31, 2010 and 2009; 16,381,316 and 16,311,345 shares outstanding at December 31, 2010 and 2009	17	17
Additional paid-in capital	69,454	68,011
Treasury stock, at cost — 195,385 shares at December 31, 2010 and 2009	(132)	(132)
Accumulated other comprehensive loss	(72)	(72)
Accumulated deficit	(28,077)	(24,792)

Total stockholders’ equity	41,190	43,032

Total liabilities and stockholders’ equity	$45,975	$47,754

The accompanying notes are an integral part of these consolidated financial statements.

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except share
	and per share amounts)

Revenues	$39,494	$40,183	$43,211
Cost of revenues	15,955	15,899	16,695

Gross profit	23,539	24,284	26,516

Operating expenses:
Research and development	5,886	5,628	5,151
Sales and marketing	14,171	14,784	17,974
General and administrative	6,799	7,836	9,977
Impairment of goodwill	—	121	248

Total operating expenses	26,856	28,369	33,350

Operating loss	(3,317)	(4,085)	(6,834)

Other income:
Interest and other income	2	70	936
Gain on litigation settlement	—	—	4,600

Total other income	2	70	5,536

Loss before provision for income taxes	(3,315)	(4,015)	(1,298)
(Benefit) provision for income taxes	(30)	16	21

Net loss	$(3,285)	$(4,031)	$(1,319)

Loss per common share:
Basic and diluted	$(0.20)	$(0.25)	$(0.09)
Weighted average common shares outstanding:
Basic and diluted	16,344,213	15,961,491	15,369,089

The accompanying notes are an integral part of these consolidated financial statements.

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

					Accumulated
			Additional		Other		Total	Total
	Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Shareholders’	Comprehensive
	Shares	Amount	Capital	Stock	Income	Deficit	Equity (Deficit)	Loss
	(in thousands, except share and per share amounts)

Balance, January 1, 2008	15,420,888	$15	$65,720	$(132)	$4	$(19,442)	$46,165
Issuance of common stock for option exercises	234,680	1	125	—	—	—	126
Issuance of common stock for cashless warrant exercises	46,076	—	—	—	—	—	—
Stock-based compensation expense	—	—	858	—	—	—	858
Comprehensive loss:
Net loss	—	—	—	—	—	(1,319)		$(1,319)
Translation adjustments	—	—	—	—	(76)	—		(76)

Total comprehensive loss	—	—	—	—	—	—		$(1,395)

Balance, December 31, 2008	15,701,644	16	66,703	(132)	(72)	(20,761)	45,754
Issuance of common stock for option exercises	805,086	1	331	—	—	—	332
Stock-based compensation expense	—	—	977	—	—	—	977
Comprehensive loss:
Net loss and total comprehensive loss	—	—	—	—	—	(4,031)		$(4,031)

Balance, December 31, 2009	16,506,730	17	68,011	(132)	(72)	(24,792)	43,032
Issuance of common stock for option exercises	60,563	—	90	—	—	—	90
Issuance of common stock for restricted stock units	9,408	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,353	—	—	—	1,353
Comprehensive loss:
Net loss and total comprehensive loss	—	—	—	—	—	(3,285)		$(3,285)

Balance, December 31, 2010	16,576,701	$17	$69,454	$(132)	$(72)	$(28,077)	$41,190

The accompanying notes are an integral part of these consolidated financial statements.

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Net loss	$(3,285)	$(4,031)	$(1,319)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	1,836	2,486	3,205
Amortization of intangible assets	62	126	145
Provision for doubtful accounts	60	33	42
Stock-based compensation	1,353	977	858
Impairment of goodwill	—	121	248
(Gain) loss on disposal of property and equipment	(2)	25	(20)
Change in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	241	(270)	626
Prepaid expenses and other current assets	161	(123)	86
Other assets	(100)	(67)	87
Accounts payable	64	370	85
Accrued expenses and other liabilities	(77)	59	(267)

Net cash (used in) provided by operating activities	313	(294)	3,776

Cash flows from investing activities:
Proceeds received from sale of equipment	2	—	28
Cash paid related to acquisition of business	(503)	(256)	(651)
Investments in capitalized software	(500)	—	—
Purchases of property and equipment	(1,567)	(885)	(1,528)

Net cash used in investing activities	(2,568)	(1,141)	(2,151)

Cash flows from financing activities:
Proceeds from exercise of stock options	90	332	126

Net cash provided by financing activities	90	332	126

Net (decrease) increase in cash and cash equivalents	(2,165)	(1,103)	1,751
Cash and cash equivalents, beginning of year	36,322	37,425	35,674

Cash and cash equivalents, end of year	$34,157	$36,322	$37,425

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$7	$20	$46

Supplemental disclosure of non-cash investing activities:
Property and equipment, included in accounts payable	$173	$139	$4

Contingent cash payment to Mobile Collect included in accrued expenses	$163	$118	$40

The accompanying notes are an integral part of these consolidated financial statements.

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Nature of Business

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

Principles of Consolidation

The consolidated financial statements include the accounts of SoundBite Communications, Inc. and its wholly owned subsidiaries, SoundBite Communications Canada, Inc., which was incorporated in August 2007, SoundBite Communications Security Corporation, which was incorporated in December 2007, and SoundBite Communications UK, LTD., which was incorporated in August 2010. All intercompany accounts and transactions have been eliminated in consolidation.

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

Activity in the allowance for doubtful accounts was as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008

Balance, beginning	$152	$218	$176
Provision for bad debts	60	33	42
Net uncollectible accounts written off	(15)	(99)	—

Balance, end	$197	$152	$218

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents and accounts receivable. The only significant concentrations of liquid investments as of December 31, 2010 relate to cash and cash equivalents held on deposit with two global banks and two “Triple A” rated money market funds which we consider to be large, highly rated investment grade institutions. As of December 31, 2010, our cash and cash equivalent balance was $34.2 million, including money market funds amounting to $33.1 million. A substantial portion of these money market funds are invested in U.S. treasuries. At December 31, 2010 and 2009, the Company had cash balances at certain financial institutions in excess of federally insured limits. However, the Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Accounts receivable are typically uncollateralized and are derived from revenues earned from clients primarily located in the United States. As of December 31, 2010 and 2009, three clients in the aggregate accounted for 29% and 35% of the outstanding accounts receivable balance, respectively. In each of 2010, 2009 and 2008, the Company had two customers that accounted for more than 10% of revenues. Revenues from one customer represented approximately 12% of revenue in 2010, 16% of revenue in 2009 and 17% of revenue in 2008. Revenues from a second customer, as a percentage of total revenue, were 11% in 2010, 13% in 2009 and 14% in 2008.

Development of Software for Internal Use

The Company capitalizes the cost of materials, consultants, payroll and payroll related costs for employees incurred in developing internal-use software after certain capitalization criteria are met. Amounts capitalized related to internal use software totaled $500,000 for the year ended December 31, 2010 and $0 for

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

each of the years ended December 31, 2009 and 2008. Internal-use software is carried at cost and depreciated over the estimated useful life, generally three years, using the straight-line method.

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

Long-lived Assets

The Company evaluates the possible impairment of long-lived assets, including intangible assets, whenever events and circumstances indicate the carrying value of the assets may not be recoverable. Intangible assets consist of customer relationships, non-compete agreements, developed acquired technology and capitalized software (see note 9). These assets are carried at cost less accumulated amortization and are amortized over their estimated useful lives of two to five years using methods that most closely relate to the depletion of these assets.

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

The Company’s client management organization provides ancillary services to assist clients in selecting service features and adopting best practices that help clients make the best use of the Company’s on-demand service. The organization provides varying levels of support through these ancillary services, from managing an entire campaign to supporting self-service clients. In some cases, ancillary services may be billed to clients based upon a fixed fee or, more typically, a fixed hourly rate. These billed services typically are of short duration, typically less than one month. The billed services do not involve future obligations. The Company recognizes revenue from these billed services within the calendar month in which the ancillary services are completed if the four criteria set forth above are satisfied. Revenues attributable to ancillary services are not material and accordingly were not presented as a separate line item in the statements of operations.

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Research and Development Costs

Research and development costs are expensed as incurred. Nonrefundable advance payments, if any, for goods or services used in research and development are recognized as an expense as the related goods are delivered or services are performed. Research and development expenses include labor, materials and supplies and overhead.

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. Tax benefits are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. Potential interest and penalties associated with such uncertain tax positions would be recorded as a component of income tax expense. At December 31, 2010 and 2009, the Company had not identified any significant uncertain tax positions.

Basic and Diluted Loss Per Share

Loss per share has been computed using the weighted average number of shares of common stock outstanding during each period. Diluted amounts per share include the impact of the Company’s outstanding potential common shares, such as options and warrants (using the treasury stock method) and convertible preferred stock (using the if converted method). Potential common shares that are antidilutive are excluded from the calculation of diluted (loss) income per common share. The following table sets forth the components

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

of the computation of basic and diluted net loss per common share for the years indicated (dollars in thousands, except share data):

	Years Ended December 31,
	2010	2009	2008

Numerator:
Net loss	$(3,285)	$(4,031)	$(1,319)

Denominator:
Weighted average shares used in computing net loss per common share — basic and diluted	16,344,213	15,961,491	15,369,089

Potential common shares excluded from the computation of net loss per common share due to being anti-dilutive consist of the following:

	Years Ended December 31,
	2010	2009	2008

Stock options	3,298,369	2,764,267	2,571,995
Unvested stock	69,542	—	2,744
Warrants to purchase common stock	—	33,686	62,772

Comprehensive Loss

Comprehensive loss consists of net income or loss and foreign currency translation adjustments.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board issued guidance to amend the accounting and disclosure requirements for revenue recognition. These amendments are effective for fiscal years beginning on or after June 15, 2010 and early adoption is permitted. The Company adopted the amendments beginning January 1, 2011. The new guidance modifies the criteria for the separation of deliverables into units of accounting for multiple element arrangements. The Company believes that adoption of this new guidance will not have a material impact on its financial statements.

3.	Property and Equipment

Property and equipment as of December 31, 2010 and 2009 consisted of the following (in thousands):

	As of December 31,
	2010	2009

Computer equipment	$9,854	$9,352
Computer software	3,881	3,505
Furniture and fixtures	556	556
Office equipment & machinery	402	402
Leasehold improvements	561	543

Total	15,254	14,358
Less — accumulated depreciation and amortization	(12,704)	(11,569)

Property and equipment, net	$2,550	$2,789

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $1.8 million, $2.5 million and $3.2 million, respectively.

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

4.	Line of Credit

On February 18, 2011, the Company renewed an existing credit facility with Silicon Valley Bank that provides a working capital line of credit at an interest rate of 4.5% per annum for up to the lesser of (a) $1.5 million or (b) 80% of eligible accounts receivable, subject to specified adjustments. Accounts receivable serve as collateral for any borrowings under the credit facility. There are certain financial covenant requirements as part of the facility, including an adjusted quick ratio and certain minimum quarterly revenue requirements, none of which are restrictive to the Company’s operations. The credit facility will expire by its terms on February 18, 2013 and any amounts outstanding must be repaid on that date.

As of December 31, 2010, no amounts were outstanding under the existing credit agreement. As of December 31, 2010, letters of credit totaling $426,000 had been issued in connection with the Company’s facility leases.

5.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2010	2009

Accrued payroll related items	$946	$874
Accrued telephony	632	646
Accrued professional fees	362	543
Accrued other	1,357	1,149

Total accrued expenses	$3,297	$3,212

6.	Commitments and Contingencies

The Company has various non-cancelable operating leases related to its office space and hosting facilities that expire through 2013. Certain leases have fixed rent escalations clauses and renewal options, which are accounted for on a straight-line basis over the life of the lease. Future minimum lease payments under non-cancelable operating leases at December 31, 2010 were as follows (in thousands):

2011	$1,976
2012	1,051
2013	690

Total future minimum lease payments	$3,717

Total rent expense for office space charged to operations was $758,000, $759,000 and $775,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Total rent expense for hosting sites charged to cost of revenues was $1.5 million, $1.4 million and $1.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, investigations and litigation. At December 31, 2010, the Company did not have any pending claims, charges, investigations or litigation.

7.	Common Stock and Warrants

Authorized Shares

At December 31, 2010, the Company had authorized 75,000,000 shares of common stock, of which 3,978,532 shares were reserved for future issuance as follows:

Outstanding options to purchase common stock	3,298,369
Shares reserved for future option grants	680,163

3,978,532

Warrants

In connection with the initial public offering in November 2007, and the associated conversion of the Company’s outstanding redeemable convertible preferred stock to common stock, the warrants to purchase shares of redeemable convertible preferred stock were converted to warrants to purchase shares of the Company’s common stock. During the year ended December 31, 2008, warrants to purchase 117,959 shares of common stock were exercised in cashless transactions resulting in the issuance of 46,076 shares of common stock. As of December 31, 2010, warrants to purchase 33,686 shares of common stock at a weighted average exercise price of $3.49 expired and there are currently no outstanding warrants.

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

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2010, there were 680,163 shares available for grant under the 2007 Plan. Stock option activity during the year ended December 31, 2010 was as follows:

	Year Ended December 31, 2010
		Weighted	Weighted	Aggregate
		Average	Average Remaining	Intrinsic
	Number of	Exercise	Contractual Term	Value
	Options	Price	(in years)	(in 000’s)

Outstanding — January 1, 2010	3,019,595	$2.51
Granted	634,050	3.01
Exercised	(60,563)	1.49
Forfeited or expired	(294,713)	3.82

Outstanding — December 31, 2010	3,298,369	$2.51	7.5	$2,599

Exercisable — end of year	1,827,128	$2.42	6.5	$1,913

Vested & expected to vest — end of year	3,066,437	$2.51	7.4	$2,493

During 2010, the Company granted restricted stock units to certain employees. The restricted stock units settled in shares of the Company’s common stock when vested. These awards vest quarterly over four years. Activity related to restricted stock units for the year ended December 31, 2010 was as follows:

	Number of	Grant Date
	Units	Fair Value

Outstanding — January 1, 2010	—
Granted	78,950	$3.04
Vested	(9,408)	3.04

Outstanding — December 31, 2010	69,542	$3.04

Expected to vest — December 31, 2010	69,542	$3.04

The weighted average grant date fair value of options granted during the years ended December 31, 2010, 2009 and 2008 was $1.87, $1.21 and $2.43, respectively. The intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $86,000, $1.3 million and $181,000, respectively. The fair value of restricted units that vested during 2010 totaled $29,000.

For the years ended December 31, 2010, 2009 and 2008, the Company used the Black-Scholes option pricing model to value option grants and determine the related compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates.

The Company estimates expected volatility based on that of the Company’s publicly traded peer companies and expects to continue to do so until such time as the Company has adequate historical data related to the trading of the Company’s own stock. The comparable peer companies selected are publicly traded companies with similar operations as determined by the Company’s Board of Directors.

The risk-free interest rate used within the Black Scholes model for each grant is equal to the U.S. Treasury securities interest rate for the expected life of the option.

The expected term of options granted was determined based on the simplified method, in which the expected term is equal to the midpoint of the vesting term and the original contractual term. The Company’s stock has been publicly traded for slightly more than three years, and therefore, there is not sufficient historical share option experience to estimate the expected term using company specific data.

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

The following table provides the assumptions used in determining the fair value of the share-based awards:

	Year Ended December 31,
	2010	2009	2008

Risk Free Rate	2.42 - 3.04%	1.81 - 3.40%	2.71 - 3.77%
Expected Life	6.02 - 6.25 years	6.02 - 6.25 years	6.02 - 6.25 years
Expected Volatility	65.6 - 74.9%	61.0 - 64.3%	57.2 - 65.4%
Weighted Average Volatility	66.0%	63.8%	61.5%
Expected Dividend Yield	0%	0%	0%

As of December 31, 2010 the total compensation cost related to stock-based awards granted to employees and directors but not yet recognized was $1.8 million, net of estimated forfeitures. These costs will be recognized on a straight-line basis over a weighted average period of 2.4 years.

The following table presents stock-based compensation expense included in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2010	2009	2008

Cost of revenues	$41	$22	$33
Research and development	241	101	85
Sales and marketing	476	352	403
General and administrative	595	502	337

Total stock-based compensation	$1,353	$977	$858

9.	Goodwill And Intangibles

On February 26, 2008, the Company acquired substantially all of the assets of Mobile Collect, Inc. Mobile Collect was a privately held company that provided text messaging and mobile communications solutions. The Company acquired these assets with the goal of supplementing the Company’s service capabilities to include Free-To-End-User text messaging. The acquisition included cash payments of $500,000 upon closing and contingent cash payments of up to $2 million payable through 2013 upon Mobile Collect achieving certain established financial targets. The contingent cash payments are recognized as additions to goodwill as the consideration is determined and becomes payable. As of December 31, 2010, the Company had remaining contingent consideration related to its acquisition of up to approximately $1.0 million. The results of operations of Mobile Collect have been included in the accompanying financial statements from the date of the acquisition.

As a result of the economic environment impacting the Company’s business and operating results coupled with a material decline of the Company’s stock price, the Company determined that impairment triggering events had occurred that would require interim impairment evaluations, which resulted in impairment charges totaling $121,000 and $248,000 in the years ended December 31, 2009 and 2008, respectively. The fair value of the reporting unit was determined using a market approach, which utilized the Company’s market capitalization as a basis for estimating fair value. The fair value of the Company’s assets and liabilities used in

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Step 2 includes certain identifiable intangible assets, for which fair value is typically measured using an analysis of discounted cash flows.

The quoted market capitalization of the Company exceeded its carrying value by approximately 10% at November 1, 2010, the Company’s most recent annual impairment assessment date. As such, no indications of impairment were noted.

The changes in the carrying amount of the Company’s goodwill for the years ended December 31, 2010 and 2009 are as follows (in thousands):

Balance at January 1, 2009:
Goodwill	$248
Accumulated impairment losses	(248)

Net balance at January 1, 2009	—
Addition to goodwill	334
Impairments recognized	(121)
Balance at December 31, 2009:
Goodwill	582
Accumulated impairment losses	(369)

Net balance at December 31, 2009	213
Additions to goodwill	549
Impairments recognized	—

Balance at December 31, 2010:
Goodwill	$1,131
Accumulated impairment losses	(369)

Net balance at December 31, 2010	$762

Amortizable intangible assets consisted of the following (in thousands):

			Net
	Gross	Accumulated	Carrying
December 31, 2010	Value	Amortization	Value

Technology	$10	$10	$—
Non-compete agreements	20	11	9
Customer relationships	320	312	8
Internal-use software	500	0	500

	$850	$333	$517

December 31, 2009
Technology	$10	$10	$—
Non-compete agreements	20	7	13
Customer relationships	320	254	66

	$350	$271	$79

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Company is amortizing the Mobile Collect identifiable intangible assets and its internal-use software over their estimated useful lives of two to five years using methods that most closely relate to the depletion of these assets. Estimated annual amortization expense related to the intangible assets is as follows (in thousands):

Year Ending December 31,	Amount

2011	$151
2012	170
2013	168
2014	28

Total	$517

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

Level 1 — Quoted prices in active markets for identical assets or liabilities

Level 2 — Other inputs that are directly or indirectly observable in the marketplace

Level 3 — Unobservable inputs that are supported by little or no market activity

The carrying value of the Company’s financial instruments, including cash, accounts receivable and accounts payable, approximate their fair value because of their short-term nature. The Company measures cash equivalents, comprised of money market fund deposits, at fair value. At December 31, 2010, the money market funds were valued based on quoted prices for the specific securities in an active market and therefore classified as Level 1. At December 31, 2009, the fair value of the money market funds was determined based on quoted prices of similar assets, or Level 2 inputs.

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Assets measured at fair value on a recurring basis consisted of the following as of December 31, 2010 and 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance

December 31, 2010:
Assets
Cash equivalents:
Money market fund deposits	$33,134	$—	$—	$33,134

Total assets measured at fair value	$33,134	$—	$—	$33,134

December 31, 2009:
Assets
Cash equivalents:
Money market fund deposits	$—	$35,626	$—	$35,626

Total assets measured at fair value	$—	$35,626	$—	$35,626

11. Income taxes

The Company’s (benefit) provision for income taxes for the years ended December 31, 2010, 2009 and 2008 totaled $(30,000), $16,000 and $21,000, respectively, and is comprised primarily of the carryback of net operating losses to recover prior-year alternative minimum tax, as well as current state and foreign income taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows (in thousands):

	As of December 31,
	2010	2009

Deferred tax assets:
Net operating loss carryforwards	$7,600	$6,809
Accounts receivable	79	61
Intangibles amortization and goodwill	13	222
Accrued expenses	227	177
Research and development credits	1,573	1,356
Deferred revenue	88	62
Stock compensation	312	162
Depreciation	238	102

Deferred tax assets	10,130	8,951
Valuation allowance	(10,130)	(8,951)

Total deferred tax assets	$—	$—

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the U.S. federal taxes at the statutory rate to the Company’s recorded tax provision for the years ended December 31, 2010, 2009 and 2008 is as follows:

	December 31,
	2010	2009	2008

Tax at U.S. federal statutory rate	$(1,140)	$(1,365)	$(445)
Current state taxes, net of federal benefit	7	9	6
Research and development and other credits (generated) used	(217)	(292)	44
Nondeductible meals and entertainment	27	28	51
Nondeductible stock options	319	223	255
Foreign subsidiaries	(3)	—	2
State tax operating losses and other	(201)	—	—
Change in valuation allowance	1,179	1,413	108

	$(30)	$16	$21

A valuation allowance is recorded to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, including that the Company has not achieved a history of profitable operations, management has determined that a full valuation allowance at December 31, 2010 and 2009 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.

At December 31, 2010, the Company has available federal and state net operating loss carryforwards of approximately $22.8 million and $6.1 million, respectively, which will begin to expire between 2011 and 2030. These operating loss carryforwards include $1.3 million in income tax deductions related to stock options, the benefit of which will be reflected as a credit to additional paid-in capital if realized. In addition, the Company has federal and state R&D tax credits of approximately $1.1 million and $447,000, respectively. All of these credits expire between 2018 and 2029.

Ownership changes, as defined by the Internal Revenue Code, may substantially limit the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income. The Company believes that ownership changes occurred in 2000, 2001 and 2007. Included in the net operating loss and tax credit carryforwards above are $6.8 million and $225,000, respectively, which cannot be used due to the limitations arising from the 2000 and 2001 ownership changes. The ownership change in 2007 results in an annual limitation amount of approximately $8.0 million for the net operating losses generated between 2002 and 2007. Subsequent ownership changes could further affect the limitation in future years. Such annual limitations could result in the expiration of net operating loss and tax credit carryforwards before utilization.

The tax years 2000 through 2010 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the United States, as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years. The Company recognizes both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company has not recorded any interest or penalties on any unrecognized tax benefits since its inception. The Company does not believe material uncertain tax positions have arisen to date, and as a result, no reserves for these matters have been recorded.

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

12. Benefit Plan

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code. Participants may contribute up to a maximum percentage of their annual compensation to this plan as determined by the Company, limited to a maximum annual amount set by the Internal Revenue Service. The Company did not make any matching contributions to this plan during the years ended December 31, 2010, 2009 and 2008.

13. Selected Quarterly Financial Data (unaudited)

	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2010	2010	2010	2010
	(In thousands, except per share data)

Revenues	$9,872	$9,752	$9,723	$10,147
Cost of revenues	4,016	3,931	3,961	4,047
Gross profit	5,856	5,821	5,762	6,100
Net (loss) income	(1,065)	(1,108)	(1,183)	71
Basic and diluted (loss) earnings per share	$(0.07)	$(0.07)	$(0.07)	$0.00

	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2009	2009	2009	2009

Revenues	$9,433	$9,684	$10,457	$10,609
Cost of revenues	3,754	3,784	4,202	4,159
Gross profit	5,679	5,900	6,255	6,450
Net loss	(1,049)	(1,589)	(689)	(704)
Basic and diluted loss per share	$(0.07)	$(0.10)	$(0.04)	$(0.04)