Form 10-Q
period 2011-03-31
SOUNDBITE COMMUNICATIONS INC
filed 2011-05-04
CIK 1163698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 1, 2011, there were 16,403,120 shares of the registrant’s common stock, $.001 par value per share, outstanding.

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,908	$34,157
Accounts receivable, net of allowance for doubtful accounts of $197 at March 31, 2011 and at December 31, 2010	5,782	6,577
Prepaid expenses and other current assets	1,065	1,183

Total current assets	40,755	41,917

Property and equipment, net	2,384	2,550
Intangible assets, net	494	517
Goodwill	908	762
Other assets	180	229

Total assets	$44,721	$45,975

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$758	$1,067
Accrued expenses	3,413	3,297

Total current liabilities	4,171	4,364

Other liabilities	506	421

Total liabilities	4,677	4,785

Stockholders’ equity:
Common stock, $0.001 par value — 75,000,000 shares authorized; 16,592,366 and 16,576,701 shares issued at March 31, 2011 and December 31, 2010; 16,396,981 and 16,381,316 shares outstanding at March 31, 2011 and December 31, 2010	17	17
Additional paid-in capital	69,774	69,454
Treasury stock, at cost —195,385 shares at March 31, 2011 and December 31, 2010	(132)	(132)
Accumulated other comprehensive loss	(72)	(72)
Accumulated deficit	(29,543)	(28,077)

Total stockholders’ equity	40,044	41,190

Total liabilities and stockholders’ equity	$44,721	$45,975

See notes to the unaudited condensed consolidated financial statements.

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2011	2010
Revenues	$9,163	$9,872
Cost of revenues	3,762	4,016

Gross profit	5,401	5,856

Operating expenses:
Research and development	1,546	1,486
Sales and marketing	3,393	3,689
General and administrative	1,939	1,748

Total operating expenses	6,878	6,923

Operating loss	(1,477)	(1,067)

Other income:
Interest and other income	11	2

Net loss	$(1,466)	$(1,065)

Net loss per common share:
Basic and diluted	$(0.09)	$(0.07)

Weighted average common shares outstanding:
Basic and diluted	16,388,468	16,313,109
See notes to the unaudited condensed consolidated financial statements.

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,466)	$(1,065)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	352	491
Amortization of intangible assets	23	23
Stock-based compensation	309	329
Change in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	795	82
Prepaid expenses and other current assets	118	311
Other assets	49	107
Accounts payable	(249)	(2)
Accrued expenses and other liabilities	218	27

Net cash provided by operating activities	149	303

Cash flows from investing activities:
Cash paid related to acquisition of business	(163)	(118)
Purchases of property and equipment	(246)	(406)

Net cash used in investing activities	(409)	(524)

Cash flows from financing activities:
Proceeds from exercise of stock options	11	5

Net cash provided by financing activities	11	5

Net decrease in cash and cash equivalents	(249)	(216)
Cash and cash equivalents, beginning of period	34,157	36,322

Cash and cash equivalents, end of period	$33,908	$36,106

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$4	$3

Supplemental disclosure of non-cash investing activities:
Property and equipment, included in accounts payable	$113	$8

Contingent cash payment to Mobile Collect, included in accrued expenses	$146	$110

See notes to the unaudited condensed consolidated financial statements.

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. NATURE OF BUSINESS
SoundBite Communications, Inc. (the Company) provides a cloud-based, multi-channel proactive customer communications service that enables organizations to design, execute and measure communication campaigns for a variety of marketing, customer care, payment and collection processes. Clients use the SoundBite Engage platform to communicate with their customers through automated voice messaging, predictive dialing, text and email messages. The Company was incorporated in Delaware in 2000 and its principal operations are located in Bedford, Massachusetts. The Company’s clients are located principally in the United States, with a limited number located in Europe.
2. BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements include all adjustments, consisting of normal and recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2011 and its results of operations for the three months ended March 31, 2011 and 2010 and its cash flows for the three months ended March 31, 2011 and 2010. The results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. No subsequent events requiring adjustment or disclosure were identified. These condensed consolidated financial statements should be read in conjunction with the audited annual financial statements and notes thereto as of and for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC.
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

	Three Months Ended
	March 31,
	2011	2010
Stock options	3,296,637	3,411,588
Restricted stock	64,182	78,950
Warrants	—	14,487

Total	3,360,819	3,505,025

  Comprehensive Loss
For the period ending March 31, 2011, comprehensive loss was equal to net loss.
  Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board issued guidance to amend the accounting and disclosure requirements for revenue recognition. These amendments are effective for fiscal years beginning on or after June 15, 2010 and early adoption is permitted. The Company adopted the amendments beginning January 1, 2011. The new guidance modifies the criteria for the separation of deliverables into units of accounting for multiple element arrangements. The adoption of this new guidance did not have an impact on the Company’s financial statements.
4. ACCRUED EXPENSES
     Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Accrued professional fees	$691	$362
Accrued payroll related items	671	946
Accrued telephony	628	632
Accrued other	1,423	1,357

Total	$3,413	$3,297

5. STOCK-BASED COMPENSATION
Compensation expense associated with stock-based awards amounted to $309,000 and $329,000 during the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, the total compensation cost related to stock-based awards granted to employees and directors but not yet recognized was $1.6 million, net of estimated forfeitures. These costs will be amortized on a straight-line basis over a weighted average period of 2.2 years.
The following table presents stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Cost of revenues	$10	$9
Research and development	54	31
Sales and marketing	116	130
General and administrative	129	159

Total stock-based compensation	$309	$329

6. GOODWILL AND INTANGIBLES
On February 26, 2008, the Company acquired substantially all of the assets of Mobile Collect, Inc. (Mobile Collect). Mobile Collect was a privately held company that provided text messaging and mobile communications solutions. The Company acquired these assets with the goal of supplementing the Company’s service capabilities to include Free-To-End-User text messaging. The acquisition included cash payments of $500,000 upon closing and contingent cash payments of up to $2 million payable through 2013 upon Mobile Collect achieving certain established financial targets. During the three months ended March 31, 2011, the Company recorded $146,000 of contingent consideration and increased the carrying value of goodwill. As of March 31, 2011, the Company had remaining contingent consideration related to its acquisition of up to approximately $900,000, which will be recognized as additions to goodwill and subject to future impairment considerations. The results of operations of Mobile Collect have been included in the accompanying financial statements from the date of the acquisition.
7. FAIR VALUE
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
Level 1—Quoted prices in active markets for identical assets or liabilities
Level 2—Other inputs that are directly or indirectly observable in the marketplace
Level 3—Unobservable inputs that are supported by little or no market activity
The carrying value of the Company’s financial instruments, including cash, accounts receivable and accounts payable, approximate their fair value because of their short-term nature. The Company measures cash equivalents, comprised of money market fund deposits, at fair value. At March 31, 2011 and December 31, 2010, the money market funds were valued based on quoted prices for the specific securities in an active market and therefore classified as Level 1.
Assets measured at fair value on a recurring basis consisted of the following types of instruments and were reported as cash equivalents as of March 31, 2011 and December 31, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices
	in Active Markets
	for Identical	Significant Other	Significant
	Instruments	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total Balance
March 31, 2011:
Assets
Cash equivalents:
Money market fund deposits	$32,136	$—	$—	$32,136

Total assets measured at fair value	$32,136	$—	$—	$32,136

December 31, 2010:
Assets
Cash equivalents:
Money market fund deposits	$33,134	$—	$—	$33,134

Total assets measured at fair value	$33,134	$—	$—	$33,134

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
Recent Cost Saving Activities. In early May 2011, we eliminated two research and development positions, five sales and marketing positions, and one general and administrative position in order to lower our cost of operations. In addition to these reductions, we also reduced the use of external contracting resources. Compensation expense will be unaffected by this action in the second quarter of 2011, however, as termination costs will offset the cost savings resulting from the reduction in headcount.
Additional Key Measures of Financial Performance
We present information below with respect to cash flow from operating activities and free cash flow. Free cash flow is a measure of financial performance calculated as cash flow from operating activities less payments of contingent purchase price and purchases of property and equipment.
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

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Cash flows from operating activities	$149	$303
Contingent purchase price payments to Mobile Collect	(163)	(110)
Purchases of property and equipment	(246)	(406)

Free cash flow (non-GAAP)	$(260)	$(213)

Our operating activities provided net cash in the amount of $149,000 for the three months ended March 31, 2011 reflecting a net loss of $1.5 million, which was offset by non-cash charges and changes in working capital of $1.6 million consisting primarily of (a) a decrease in accounts receivable, prepaid expenses and other assets of $962,000, primarily due to the timing of receipts from our clients, (b) depreciation expense of $352,000 and (c) stock-based compensation expense of $309,000.
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

Results of Operations
The following table sets forth selected statements of operations data for the three months ended March 31, 2011 and 2010 indicated as percentages of revenues.

	Three Months Ended March 31,
	2011	2010
Statement of Operations Data:
Revenues	100.0%	100.0%
Cost of revenues	41.1	40.7

Gross margin	58.9	59.3

Operating expenses:
Research and development	16.9	15.0
Sales and marketing	37.0	37.4
General and administrative	21.1	17.7

Total operating expenses	75.0	70.1

Operating loss	(16.1)	(10.8)
Total other income	0.1	0.0

Net loss	(16.0)%	(10.8)%

  Comparison of Three Months Ended March 31, 2011 and 2010
Revenues

	Three Months Ended March 31,				Quarter-to-
	2011		2010		Quarter Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)
Revenues	$9,163	100.0%	$9,872	100.0%	$(709)	(7.2)%
The $709,000 decrease in revenues for the three months ended March 31, 2011 as compared to the same period in 2010 reflected a decrease in voice revenues of $1.1 million, which was partially offset by an increase in non-voice revenues of $395,000. The decrease in voice revenues was mainly due to lower calling volume in the collection agencies market. Revenues from clients from which we derived revenue in both periods decreased $855,000, which was partially offset by revenues from new clients of $146,000.
Cost of Revenues and Gross Profit

	Three Months Ended March 31,				Quarter-to-
	2011		2010		Quarter Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)
Cost of revenues	$3,762	41.1%	$4,016	40.7%	$(254)	(6.3)%
Gross profit	5,401	58.9	5,856	59.3	(455)	(7.8)
The $254,000 decrease in cost of revenues for the three months ended March 31, 2011 as compared to the same period in 2010 reflected a $157,000 decrease in depreciation expense due to a lower depreciable base of our property and equipment infrastructure, a $155,000 decrease in telephony expense due to lower client usage, a $69,000 decrease in equipment related costs and a $27,000 decrease in text and email costs. These decreases were partially offset by a $118,000 increase in telephony expense related to higher delivery and circuit costs and a $44,000 increase in co-location costs due to the opening of a data center in the United Kingdom in the fourth quarter of 2010. The decrease in gross margin for the three months ended March 31, 2011 as compared to the same period in 2010 reflected lower price structure agreements entered into with some of our clients, as well as the vertical market and services mix.

Operating Expenses

	Three Months Ended March 31,				Quarter-to-
	2011		2010		Quarter Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)
Research and development	$1,546	16.9%	$1,486	15.0%	$60	4.0%
Sales and marketing	3,393	37.0	3,689	37.4	(296)	(8.0)
General and administrative	1,939	21.1	1,748	17.7	191	10.9

Total operating expenses	$6,878	75.0%	$6,923	70.1%	$(45)	(0.7)%

Research and Development. The $60,000 increase in research and development expenses for the three months ended March 31, 2011 as compared to the same period in 2010 was primarily attributable to a $79,000 increase in consulting fees, partially offset by a $12,000 decrease in travel and entertainment costs.
Sales and Marketing. The $296,000 decrease in sales and marketing expenses for the three months ended March 31, 2011 as compared to the same period in 2010 resulted primarily from a $130,000 decrease in personnel related costs, a $106,000 decrease in marketing programs and a $52,000 decrease in travel and entertainment costs.
General and Administrative. The $191,000 increase in general and administrative expenses for the three months ended March 31, 2011 as compared to the same period in 2010 resulted primarily from a $315,000 increase in professional service costs, of which $260,000 related to merger and acquisition opportunities that we investigated during the three months ended March 31, 2011. This was partially offset by an $87,000 decrease in personnel related costs.
Operating Loss and Other Income

	Three Months Ended March 31,				Quarter-to-
	2011		2010		Quarter Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)
Operating loss	$(1,477)	(16.1)%	$(1,067)	(10.8)%	$(410)	(38.4)%
Other income:
Interest and other income	11	0.1	2	0.0	9	450.0

Net loss	$(1,466)	(16.0)%	$(1,065)	(10.8)%	$(401)	(37.7)%

The $9,000 increase in interest and other income for the three months ended March 31, 2011 as compared to the same period in 2010 resulted primarily from a foreign currency gain of $8,000 resulting from the revaluation of accounts receivable and accounts payable balances denominated in foreign currency.
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
As of March 31, 2011, no amounts were outstanding under the existing credit facility and letters of credit totaling $426,000 had been issued in connection with our facility leases.
  Operating Cash Flow
For a discussion of our cash flow from operating activities, see “— Additional Key Measures of Financial Performance.”
   Working Capital
The following table sets forth selected working capital information:

	March 31,	December 31,
	2011	2010
	(In thousands)
Cash and cash equivalents	$33,908	$34,157
Accounts receivable, net of allowance for doubtful accounts	5,782	6,577
Working capital	36,584	37,553
Our cash and cash equivalents at March 31, 2011 were unrestricted and held for working capital purposes. These funds were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes.
Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. Fluctuations vary depending on cash collections, client mix and the volume of monthly usage of our services.
  Requirements
   Capital Expenditures
In recent years, we have made capital expenditures primarily to acquire computer hardware and software and, to a lesser extent, furniture and leasehold improvements to support the growth of our business. Our capital expenditures totaled $246,000 for the three months ended March 31, 2011. We intend to continue to invest in our infrastructure in an effort to ensure our continued ability to enhance our platform, introduce new features and maintain the reliability of our network. We also intend to continue to make investments in our computer equipment and systems. We expect our capital expenditures for these purposes will approximate $1.1 million for the last nine months of 2011.
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
As of March 31, 2011, there had been no repurchases of our common stock under the program.

   Contractual Obligations and Requirements
On February 26, 2008, we acquired substantially all of the assets of Mobile Collect, Inc., a privately held company that provided text messaging and mobile communications solutions. The acquisition included cash payments of $500,000 upon closing and requires contingent cash payments of up to $2 million payable through 2013 in the event that certain established financial targets are satisfied through the operation of the acquired assets. As of March 31, 2011, $146,000 of contingent cash payments were payable to the stockholders of Mobile Collect and contingent cash payments of up to $900,000 on future payments, if any, are due quarterly.
Except for the contingent cash payments that may be required in connection with the acquisition of the assets of Mobile Collect, our contractual obligations have remained substantially unchanged from those reported in our Annual Report on Form 10-K for the year ended December 31, 2010.
  Off-Balance-Sheet Arrangements
As of March 31, 2011, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the SEC.
Critical Accounting Policies
We prepare our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions. We reaffirm the critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2010.
Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board issued guidance to amend the accounting and disclosure requirements for revenue recognition. These amendments are effective for fiscal years beginning on or after June 15, 2010 and early adoption is permitted. We adopted the amendments beginning January 1, 2011. The new guidance modifies the criteria for the separation of deliverables into units of accounting for multiple element arrangements. The adoption of this new guidance did not have a material impact on our financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.
At March 31, 2011, we had unrestricted cash and cash equivalents totaling $33.9 million. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents were held for working capital purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.
Item 4. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our revenues totaled $9.2 million in the first three months of 2011, $39.5 million in 2010, $40.2 million in 2009 and $43.2 million in 2008. We derive, and expect to continue to derive for the foreseeable future, a substantial majority of our revenues by providing our on-demand PCC service to businesses and other organizations. Since mid-2008, we have generated an increasing percentage of our revenues from use of our service for text messaging. We expect that, in the future, a growing percentage of our revenues will result from the use of our on-demand service for text, e-mail messaging and our hosted predictive dialer offering. Due to advances in technology, the market for PCC products and services continues to evolve, and it is uncertain whether our service will achieve and sustain high levels of demand and market acceptance. In order to succeed, we must increase the usage of our service by existing clients.
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
•	our ability to attract new clients, including the length of our sales cycles;

•	our ability to sell new applications and increased usage of existing applications to existing clients;

•	technical difficulties or interruptions in our on-demand service;

•	changes in privacy protection and other governmental regulations applicable to the communications industry;

•	changes in our pricing policies or the pricing policies of our competitors;

•	changes in the rates we incur for services provided by telecommunication or data carriers or by text or email aggregators;

•	the financial condition and business success of our clients;

•	purchasing and budgeting cycles of our clients;

•	acquisitions of businesses and products by us or our competitors;

•	competition, including entry into the market by new competitors or new offerings by existing competitors;

•	our ability to hire, train and retain sufficient sales, client management and other personnel;

•	restructuring expenses, including severance and other costs attributable to terminations of employment;

•	timing of development, introduction and market acceptance of new communication services or service enhancements by us or our competitors;

•	concentration of marketing expenses for activities such as trade shows and advertising campaigns;

•	expenses related to any new or expanded data centers;

•	expenses related to merger and acquisition activities; and

•	general economic and financial market conditions.
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
In delivering our on-demand service, we rely upon a combination of hosting providers, telecommunication and data carriers, and text and email aggregators. We serve our clients from four third-party hosting facilities. One facility is located in Ashburn, Virginia, and is owned by Equinix and operated by InterNap under an agreement that expires in March 2012. Another facility is located in Somerville, Massachusetts, and is owned by CoreSite and operated by InterNap under an agreement that expires in May 2012. Our agreements for these two facilities automatically renew for one year periods unless written notification is made by either party 90 days prior to renewal. Our third facility is located in Toronto, Ontario and is owned and operated by Pier 1 Network Enterprises under an agreement that automatically renews for one month periods unless written notification is made by either party 60 days prior to the expiration date. Our fourth facility is located in Slough, United Kingdom and is owned and operated by Equinix (UK) Limited under an agreement that automatically renews for twelve month periods unless written notification is made by either party three months prior to the expiration date. If we are unable to renew these agreements on commercially reasonable terms following their termination, we will need to incur significant expense to relocate our data center or agree to the terms demanded by the hosting provider, either of which could harm our business, financial position and operating results.
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

The global economic conditions and related credit crisis may continue to adversely affect our business.
Recent global market and economic conditions have been negative, with tighter credit conditions in most major economies continuing in 2009, 2010 and 2011. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, the availability and cost of credit, and the global housing and mortgage markets have contributed to increased market volatility declining business and consumer confidence, increased unemployment, and diminished economic expectations. These market conditions have led to a decrease in spending by businesses and consumers. Continued turbulence in the United States and international markets and economies and prolonged declines in business and consumer spending could result in lower sales of our service, longer sales cycles, difficulties in collecting accounts receivable, gross margin deterioration, slower adoption of new technologies, and increased price competition, any of which may have a negative effect on our financial condition and results of operations.
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
In recent years, we have focused our sales and marketing activities on the collection process and have targeted large in-house collection departments, as well as collection agencies. Revenues from these collection businesses represented 75% of our revenues in the first three months of 2011, 75% of our revenues in 2010, 77% of our revenues in 2009 and 80% of our revenues in 2008. We expect that revenues from the collection businesses will continue to account for a substantial part of our revenues for the foreseeable future.
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
Moreover, two clients accounted for a total of 22% of our revenues in the first three months of 2011, 23% of our revenues in 2010, 29% of our revenues in 2009 and 31% of our revenues in 2008. These clients are in the collection agencies industry and a large in-house collection department of a telecommunications business. In addition to the risks associated with collections businesses in general, our business, financial condition and operating results would be negatively affected if these clients were to significantly decrease the extent to which they use our service.
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
If we fail to protect our intellectual property rights adequately, our competitors could gain access to our technology and our business could be harmed. We rely on trade secret, copyright and trademark laws, and confidentiality and assignment of invention agreements with employees and third parties, all of which offer only limited protection. The steps we have taken to protect our intellectual property might not prevent misappropriation of our proprietary rights. We have three issued patents and eleven patent applications pending in the United States. Our issued patents and any patents issued in the future may not provide us with any competitive advantages or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in other countries are uncertain and might afford little or no effective protection of our proprietary technology. Consequently, we could be unable to prevent our intellectual property rights from being exploited abroad, which could diminish international sales or require costly efforts to protect our technology. Policing the unauthorized use of intellectual property rights is expensive, difficult and, in some cases, impossible. Litigation could be necessary to enforce or defend our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Any such litigation could result in substantial costs and diversion of management resources, either of which could harm our business. Accordingly, despite our efforts, we might not be able to prevent third parties from infringing upon or misappropriating our intellectual property.
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
Acquisitions could result in the incurrence of debt, restructuring charges and large one-time write-offs. Acquisitions could also result in goodwill and other intangible assets that are subject to impairment tests, which might result in future impairment charges. Furthermore, if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders would be diluted and earnings per share could decrease.
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
Revenues from clients in the collections industry and large in-house, or first-party, collection departments represented 75% of our revenues in the first three months of 2011, 75% of our revenues in 2010, 77% of our revenues in 2009 and 80% of our revenues in 2008. These clients’ use of our service is affected by an array of complex federal and state laws and regulations. The U.S. Fair Debt Collection Practices Act, or FDCPA, limits debt collection communications by clients in the collection agencies industry, including third parties retained by creditors. For example, the FDCPA prohibits abusive, deceptive and other improper debt collection practices, restricts the timing and content of communications regarding a debt or a debtor’s location, and allows consumers to opt out of receiving debt collection communications. In general, the FDCPA also prohibits the use of debt collection calls to cause debtors to incur more debt. Many states impose additional requirements on debt collection communications, including limits on the frequency of debt collection calls, and some of those requirements may be more stringent than the comparable federal requirements. Moreover, debt collection calls are subject to new regulations, as well as changing regulatory interpretations that may be inconsistent among different jurisdictions. For example, the Federal Communications Commission, or FCC, is considering modifying its rules to require opt-in for all prerecorded calls made to mobile phones, which could limit our clients’ ability to use our service to call a mobile phone for the purposes of collections without having prior written consent from a customer. Our business, financial position and operating results could be substantially harmed by the adoption or interpretation of U.S. federal or state laws or regulations that make our service either unavailable or less attractive for debt collection communications by existing and potential clients.
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
As of March 31, 2011, our executive officers and directors and their affiliated entities, in the aggregate, beneficially owned 45% of our common stock. In particular, affiliates of North Bridge Ventures Partners, including James A. Goldstein, one of our directors, in the aggregate, beneficially owned 29% of our common stock. Our executive officers, directors and their affiliated entities, if acting together, are able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. These stockholders may have interests that differ from those of other investors, and they might vote in a way with which other investors disagree. The concentration of ownership of our common stock could have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and could negatively affect the market price of our common stock.
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

SoundBite Communications, Inc.
Date: May 4, 2011	By:	/s/ James A. Milton
James A. Milton
President and Chief Executive Officer

Date: May 4, 2011	By:	/s/ Robert C. Leahy
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