Form 10-Q
period 2011-06-30
SOUNDBITE COMMUNICATIONS INC
filed 2011-08-05
CIK 1163698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 29, 2011, there were 16,450,944 shares of the registrant’s common stock, $.001 par value per share, outstanding.

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010	3

Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

Item 4. Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1A. Risk Factors	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 6. Exhibits	29
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,342	$34,157
Accounts receivable, net of allowance for doubtful accounts of $157 at June 30, 2011 and $197 at December 31, 2010	7,158	6,577
Prepaid expenses and other current assets	1,850	1,183

Total current assets	37,350	41,917
Property and equipment, net	2,273	2,550
Intangible assets, net	2,725	517
Goodwill	3,800	762
Other assets	165	229

Total assets	$46,313	$45,975

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,187	$1,067
Accrued expenses	3,451	3,297

Total current liabilities	4,638	4,364

Other liabilities	1,535	421

Total liabilities	6,173	4,785

Stockholders’ equity:
Common stock, $0.001 par value — 75,000,000 shares authorized; 16,645,809 and 16,576,701 shares issued at June 30, 2011 and December 31, 2010; 16,450,424 and 16,381,316 shares outstanding at June 30, 2011 and December 31, 2010	17	17
Additional paid-in capital	70,106	69,454
Treasury stock, at cost —195,385 shares at June 30, 2011 and December 31, 2010	(132)	(132)
Accumulated other comprehensive loss	(72)	(72)
Accumulated deficit	(29,779)	(28,077)

Total stockholders’ equity	40,140	41,190

Total liabilities and stockholders’ equity	$46,313	$45,975

See notes to the unaudited condensed consolidated financial statements.

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues	$9,552	$9,752	$18,715	$19,624
Cost of revenues	4,070	3,931	7,832	7,947

Gross profit	5,482	5,821	10,883	11,677

Operating expenses:
Research and development	1,448	1,531	2,994	3,017
Sales and marketing	3,388	3,608	6,781	7,297
General and administrative	1,778	1,792	3,717	3,540

Total operating expenses	6,614	6,931	13,492	13,854

Operating loss	(1,132)	(1,110)	(2,609)	(2,177)

Other (expense) income:
Interest and other (expense) income, net	(9)	2	2	4

Loss before income tax benefit	(1,141)	(1,108)	(2,607)	(2,173)
Income tax benefit	905	—	905	—

Net loss	$(236)	$(1,108)	$(1,702)	$(2,173)

Net loss per common share:
Basic and Diluted	$(0.01)	$(0.07)	$(0.10)	$(0.13)

Weighted average common shares outstanding:
Basic and Diluted	16,428,793	16,330,522	16,408,925	16,323,725
See notes to the unaudited condensed consolidated financial statements.

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,702)	$(2,173)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	667	993
Amortization of intangible assets	150	36
Provision for doubtful accounts	40	30
Stock-based compensation	609	673
Deferred taxes	(905)	—
Gain on disposal of equipment	(3)	—
Change in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	60	(206)
Prepaid expenses and other current assets	(592)	322
Other assets	64	(32)
Accounts payable	(134)	185
Accrued expenses and other liabilities	(852)	118

Net cash used in operating activities	(2,598)	(54)

Cash flows from investing activities:
Cash paid related to Mobile Collect acquisition	(309)	(228)
Cash paid related to SmartReply acquisition	(2,559)	—
Investment in capitalized software	—	(297)
Proceeds from sale of equipment	3	—
Purchases of property and equipment	(395)	(621)

Net cash used in investing activities	(3,260)	(1,146)

Cash flows from financing activities:
Proceeds from exercise of stock options	43	73

Net cash provided by financing activities	43	73

Net decrease in cash and cash equivalents	(5,815)	(1,127)
Cash and cash equivalents, beginning of period	34,157	36,322

Cash and cash equivalents, end of period	$28,342	$35,195

Supplemental disclosure of non-cash investing activities:
Property and equipment, included in accounts payable	$118	$294

Contingent cash payment to Mobile Collect, included in accrued expenses	$166	$116

Contingent consideration and consideration payable, included in accrued expenses and other liabilities	$1,749	$—

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
2. BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements include all adjustments, consisting of normal and recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2011 and its results of operations for the three and six months ended June 30, 2011 and 2010 and its cash flows for the six months ended June 30, 2011 and 2010. The results for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. No subsequent events requiring adjustment or disclosure were identified. These condensed consolidated financial statements should be read in conjunction with the audited annual financial statements and notes thereto as of and for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC.
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Revenues
The Company derives substantially all of its revenues by providing its services for use by clients in communicating with their customers through voice, text and email messages. The Company provides its services under a usage-based pricing model, with prices calculated on a per-message or per-minute basis in accordance with the terms of its pricing agreements with clients. The Company primarily invoices its clients on a monthly basis. Its pricing agreements with many clients do not require minimum levels of usage or payments.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Stock options	3,338,394	3,316,639	3,338,394	3,363,851
Restricted stock	60,759	78,950	60,759	78,950
Warrants	—	14,487	—	14,487

Total	3,399,153	3,410,076	3,399,153	3,457,288

     Comprehensive Loss
For the three and six months ending June 30, 2011, comprehensive loss was equal to net loss.
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
4. ACCRUED EXPENSES
     Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Accrued payroll related items	$1,068	$946
Accrued telephony	700	632
Accrued professional fees	406	362
Accrued other	1,277	1,357

Total	$3,451	$3,297

5. STOCK-BASED COMPENSATION
The following table presents stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Cost of revenues	$11	$11	$21	$20
Research and development	52	85	106	116
Sales and marketing	113	102	229	232
General and administrative	124	146	253	305

Total stock-based compensation	$300	$344	$609	$673

As of June 30, 2011, the total compensation cost related to stock-based awards granted to employees and directors but not yet recognized was $1.5 million, net of estimated forfeitures. These costs will be amortized on a straight-line basis over a weighted average period of 2.1 years.
6. GOODWILL AND INTANGIBLES
On February 26, 2008, the Company acquired substantially all of the assets of Mobile Collect, Inc. (Mobile Collect). Mobile Collect was a privately held company that provided text messaging and mobile communications solutions. The Company acquired these assets with the goal of supplementing the Company’s service capabilities to include Free-To-End-User text messaging. The acquisition included cash payments of $500,000 upon closing and contingent cash payments of up to $2 million payable through 2013 upon Mobile Collect achieving certain established financial targets. During the three and six months ended June 30, 2011, the Company recorded $166,000 and $312,000 of contingent consideration, respectively, and increased the carrying value of goodwill. As of June

30, 2011, the Company had remaining contingent consideration related to this acquisition of up to approximately $700,000, which will be recognized as additions to goodwill and subject to future impairment considerations. The results of operations of Mobile Collect have been included in the accompanying financial statements from the date of the acquisition.
On June 7, 2011, the Company acquired key assets and assumed certain liabilities of SmartReply, Inc, (SmartReply). See Note 8 below for details of the transaction.
The change in the carrying amount of goodwill during the six-month period ended June 30, 2011, which is subject to future impairment considerations, is as follows (in thousands):

Balance at January 1, 2011	$762
Mobile Collect contingent payments	312
SmartReply acquisition (Note 8)	2,726

Balance at June 30, 2011	$3,800

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
     Level 1—Quoted prices in active markets for identical assets or liabilities
     Level 2—Other inputs that are directly or indirectly observable in the marketplace
     Level 3—Unobservable inputs that are supported by little or no market activity
The carrying value of the Company’s financial instruments, including cash, accounts receivable and accounts payable, approximate their fair value because of their short-term nature. The Company measures cash equivalents, comprised of money market fund deposits, and a contingent liability at fair value. At June 30, 2011 and December 31, 2010, the money market funds were valued based on quoted prices for the specific securities in an active market and therefore classified as Level 1. The Level 3 liability consists of contingent consideration related to the SmartReply acquisition in the form of an earn-out for a maximum of $8.9 million paid out annually over the next three years based upon year-over-year revenue growth relative to the Company’s mobile services business. The fair value of the contingent consideration was estimated by applying the income approach. The measure is based on significant inputs that are unobservable in the market. Key assumptions include a discount rate of 18.5% and probability weighted estimates of future revenues of the acquired business.
Assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of June 30, 2011 and December 31, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total Balance

Assets
Cash equivalents:
Money market fund deposits at June 30, 2011	$27,238	—	—	$27,238
Money market fund deposits at December 31, 2010	$33,134	—	—	$33,134

Liabilities
Accrued Expenses:
Liability for contingent consideration at June 30, 2011	—	—	$1,158	$1,158
Liability for contingent consideration at December 31, 2010	—	—	—	—
There was no change in the liability for contingent consideration in the period due to the short passage of time since the recording of the liability in purchase accounting.

8. ACQUISITION
On June 7, 2011, the Company acquired key assets and assumed certain liabilities of SmartReply, a mobile marketing company located in Irvine, California, through a series of transactions in which, among other things, SmartReply contributed the targeted assets and liabilities to its newly formed subsidiary and the Company subsequently acquired all of the capital stock of that newly formed entity. SmartReply had been delivering mobile marketing solutions to approximately 40 companies, including many of the top retail brands in North America. Revenue generated from the SmartReply acquisition for the three month period ending June 30, 2011 was $302,000 and operating loss was $112,000.
The acquisition included cash payments of $2.6 million upon closing with the remaining $591,000 paid in the third quarter of 2011. Approximately $1.0 million of the purchase price has been placed into escrow to secure the sellers’ representations and indemnifications and is expected to be distributed to the selling shareholders over the next 24 months. Contingent consideration in the form of an earn-out, for a maximum of $8.9 million, will be paid annually over the next three years based upon year-over-year revenue growth relative to the Company’s mobile services business. Transaction costs related to the SmartReply acquisition totaled $550,000 and have been reported in the Consolidated Statement of Operations within general and administrative expenses. The acquisition has been accounted for under the purchase method of accounting and accordingly, the results of operations of SmartReply have been included in the accompanying financial statements in the periods following the date of acquisition. The Company recorded deferred tax liabilities of $905,000, primarily related to the intangible assets acquired with SmartReply, and released a corresponding amount of its deferred tax asset valuation allowance. The $905,000 release of the valuation allowance was recognized as a benefit for income taxes during the three months ending June 30, 2011. Pro forma results of SmartReply’s operations have not been presented because the effect of this acquisition was not material to the Consolidated Statement of Operations.
The purchase price has been allocated to the assets acquired and liabilities assumed based on fair value, with any excess recorded as goodwill. The components of the purchase price allocation are as follows (in thousands):

Purchase Price:
Cash paid at closing	$2,559
Remaining cash due	591
Contingent consideration	1,158

Total	$4,308

Allocations:
Current assets	$756
Property and equipment	50
Intangible assets:
Customer relationships	2,330
Trade name	28
Deferred tax liability	(905)
Goodwill	2,726

Total assets acquired	4,985
Current liabilities assumed	(677)

Total net assets acquired	$4,308

     The Company is amortizing its identifiable intangible assets acquired in connection with the SmartReply transaction over their estimated useful lives of two to three years using methods that most closely relate to the depletion of these assets. Estimated annual amortization expense for the next five years related to the intangible assets is as follows (in thousands):

Year ending
December 31,	Amount
2011	$688
2012	907
2013	569
2014	194
2015	—

Total	$2,358

The Company has historically managed and presented its operations as a single reporting segment. As a result of the above transaction, management is considering modifications to the management structure and internal reporting to align with the integration of the new business. For the quarter ended June 30, 2011, the Company has reported its business as a single reporting segment, as the

Company’s chief decision maker, who is the Chief Executive Officer, only evaluated the Company on a consolidated basis through June 30, 2011. As the management structure and internal reporting structure are refined, the Company may re-assess its reporting segments.

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
Our strategy for achieving long-term, sustained growth in our revenues and net income is focused on building upon our leadership position in the proactive customer communications solutions market and executing on our key initiatives. For example, one of our strategic initiatives is targeted on the high growth area of mobile marketing, which leverages our text capabilities. In line with this strategy, in June 2011 we acquired key assets and assumed certain liabilities of SmartReply, a mobile marketing company located in Irvine, California. Post acquisition revenue and operating loss associated with SmartReply for the three month period ending June 30, 2011 was $302,000 and $112,000, respectively.
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
Key Components of Results of Operations
     Revenues
We currently derive substantially all of our revenues by providing our service for use by clients in communicating with their customers through voice, text and email messages. We provide our service under a usage-based pricing model, with prices calculated on a per-message or per-minute basis in accordance with the terms of our pricing agreements with clients. We primarily invoice our clients on a monthly basis.
Our pricing agreements with many of our clients do not require minimum levels of usage or payments. Each executed message represents a transaction from which we derive revenues, and we therefore recognize revenue based on actual usage within a calendar month. We do not recognize revenue until we can determine that persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and we deem collection to be probable.
     Cost of Revenues
Cost of revenues consists primarily of telephony charges, as well as depreciation expenses for our telephony infrastructure and expenses related to hosting and providing support for our platform. Cost of revenues also includes compensation expense for our operations personnel. As we continue to grow our business and add features to our platform, we expect cost of revenues will continue to increase on an absolute dollar basis. Our annual gross margin ranged from 59.6% to 61.4% during the last three fiscal years. We currently are targeting a quarterly gross margin of 58% to 60% for the foreseeable future. Our gross margin for a quarter may vary significantly from our target range for a number of reasons, including the mix of types of messaging campaigns executed during the quarter, as well as the extent to which we build our infrastructure through, for example, significant acquisitions of hardware or material increases in leased data center facilities.

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
Recent Cost Saving Activities. In early May 2011, we eliminated two research and development positions, five sales and marketing positions, and one general and administrative position in order to lower our cost of operations. In addition to these reductions, we also reduced the use of external contracting resources. Compensation expense was unaffected by this action in the second quarter of 2011, however, as termination costs offset the cost savings resulting from the reduction in headcount.
SmartReply Acquisition. As a result of the SmartReply acquisition on June 7, 2011, we incurred an additional $223,000 in operating expenses, excluding any costs related to the purchase price, in the second quarter of 2011. We anticipate these operating expenses to increase to approximately $900,000 per quarter for the second half of the year.
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

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Cash used in operating activities	$(2,598)	$(54)
Contingent purchase price payments to Mobile Collect	(309)	(116)
Purchases of property and equipment	(395)	(621)

Free cash flow (non-GAAP)	$(3,302)	$(791)

Our operating activities used net cash in the amount of $2.6 million for the six months ended June 30, 2011 reflecting a net loss of $1.7 million and non-cash charges and changes in working capital of $900,000 consisting primarily of (a) an increase in accrued expenses and accounts payable of $986,000 due to the timing of payments, (b) an increase in prepaid expenses of $592,000, and (c) an income tax benefit of $905,000, partially offset by (d) depreciation and amortization expense of $817,000 and (e) stock-based compensation expense of $609,000.
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

Results of Operations
The following table sets forth selected statements of operations data for the three and six months ended June 30, 2011 and 2010 indicated as percentages of revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Statement of Operations Data:
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	42.6	40.3	41.8	40.5

Gross margin	57.4	59.7	58.2	59.5

Operating expenses:
Research and development	15.2	15.7	16.0	15.4
Sales and marketing	35.5	37.0	36.2	37.2
General and administrative	18.6	18.4	19.9	18.0

Total operating expenses	69.3	71.1	72.1	70.6

Operating loss	(11.9)	(11.4)	(13.9)	(11.1)
Interest and other (expense) income	0.0	0.0	0.0	0.0

Loss before income tax benefit	(11.9)	(11.4)	(13.9)	(11.1)
Income tax benefit	9.4	0.0	4.8	0.0

Net loss	(2.5)%	(11.4)%	(9.1)%	(11.1)%

     Comparison of Three Months Ended June 30, 2011 and 2010
Revenues

	Three Months Ended June 30,				Quarter-to-
	2011		2010		Quarter Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)
Revenues	$9,552	100.0%	$9,752	100.0%	$(200)	(2.1)%
The $200,000 decrease in revenues for the three months ended June 30, 2011 as compared to the same period in 2010 was mainly due to lower calling volume in the collections vertical market. Revenues from clients in which we derived revenue in both periods decreased $640,000, which was partially offset by revenues from new clients, including those from SmartReply, of $440,000.
Cost of Revenues and Gross Profit

	Three Months Ended June 30,				Quarter-to-
	2011		2010		Quarter Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)
Cost of revenues	$4,070	42.6%	$3,931	40.3%	$139	3.5%
Gross profit	5,482	57.4	5,821	59.7	(339)	(5.8)
The $139,000 increase in cost of revenues for the three months ended June 30, 2011 as compared to the same period in 2010 reflected a $111,000 increase in telephony expense mainly due to higher delivery costs, a $50,000 increase in co-location costs due to the opening of a data center in the United Kingdom in the fourth quarter of 2010, a $42,000 increase in amortization expense due to our internal use software, and a $33,000 increase in text and email costs. These increases were partially offset by a $104,000 decrease in depreciation expense due to a lower depreciable base of our property and equipment infrastructure. The decrease in gross margin for the three months ended June 30, 2011 as compared to the same period in 2010 reflected lower price structure agreements entered into with some of our clients, as well as the vertical market and services mix.

Operating Expenses

	Three Months Ended June 30,				Quarter-to-
	2011		2010		Quarter Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)
Research and development	$1,448	15.2%	$1,531	15.7%	$(83)	(5.4)%
Sales and marketing	3,388	35.5	3,608	37.0	(220)	(6.1)
General and administrative	1,778	18.6	1,792	18.4	(14)	(0.8)

Total operating expenses	$6,614	69.3%	$6,931	71.1%	$(317)	(4.6)%

Research and Development. The $83,000 decrease in research and development expenses for the three months ended June 30, 2011 as compared to the same period in 2010 was primarily attributable to an $87,000 decrease in personnel related costs.
Sales and Marketing. The $220,000 decrease in sales and marketing expenses for the three months ended June 30, 2011 as compared to the same period in 2010 resulted primarily from a $158,000 decrease in personnel related costs and a $46,000 decrease in travel and entertainment costs.
General and Administrative. The $14,000 decrease in general and administrative expenses for the three months ended June 30, 2011 as compared to the same period in 2010 reflected an $114,000 decrease in personnel, travel and entertainment, and other administrative costs, as well as a $36,000 decrease in depreciation expense. These decreases were partially offset by a $146,000 increase in professional service costs, a majority of which related to merger and acquisition activities.
Operating Loss and Other (Expense) Income

	Three Months Ended June 30,				Quarter-to-
	2011		2010		Quarter Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)
Operating loss	$(1,132)	(11.9)%	$(1,110)	(11.4)%	$(22)	(2.0)%
Interest and other (expense) income	(9)	0.0	2	0.0	(11)	(550.0)

Loss before income tax benefit	$(1,141)	(11.9)%	$(1,108)	(11.4)%	$(33)	(3.0)%

The $11,000 decrease in interest and other (expense) income for the three months ended June 30, 2011 as compared to the same period in 2010 resulted primarily from a foreign currency loss resulting from the revaluation of accounts receivable and accounts payable balances denominated in foreign currency.
Income Tax Benefit
The $905,000 increase in income tax benefit for the three months ended June 30, 2011 as compared to the same period in 2010 resulted from the release of valuation allowance against our deferred tax assets primarily due to the recognition of deferred tax liabilities related to the acquisition of intangibles from SmartReply in June 2011.
     Comparison of Six Months Ended June 30, 2011 and 2010
Revenues

	Six Months Ended June 30,				Six Month
	2011		2010		Period Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)
Revenues	$18,715	100.0%	$19,624	100.0%	$(909)	(4.6)%

The $909,000 decrease in revenues for the six months ended June 30, 2011 as compared to the same period in 2010 was mainly due to lower calling volume in the collections vertical market. Revenues from clients in which we derived revenue in both periods decreased $1.4 million, which was partially offset by revenues from new clients, including those from SmartReply, of $515,000.
Cost of Revenues and Gross Profit

	Six Months Ended June 30,				Six Month
	2011		2010		Period Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)
Cost of revenues	$7,832	41.8%	$7,947	40.5%	$(115)	(1.4)%
Gross profit	10,883	58.2	11,677	59.5	(794)	(6.8)
The $115,000 decrease in cost of revenues for the six months ended June 30, 2011 as compared to the same period in 2010 reflected a $261,000 decrease in depreciation expense due to a lower depreciable base of our property and equipment infrastructure, as well as a $139,000 decrease in telephony expense due to lower client usage. These decreases were partially offset by increased telephony expense of $214,000 primarily due to higher delivery costs, and a $94,000 increase in co-location costs due to the opening of a datacenter in the United Kingdom in the fourth quarter of 2010. The decrease in gross margin for the six months ended June 30, 2011 as compared to the same period in 2010 reflected lower price structure agreements entered into with some of our clients, as well as the industry and service mix.
Operating Expenses

	Six Months Ended June 30,				Six Month-
	2011		2010		Period Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)
Research and development	$2,994	16.0%	$3,017	15.4%	$(23)	(0.8)%
Sales and marketing	6,781	36.2	7,297	37.2	(516)	(7.1)
General and administrative	3,717	19.9	3,540	18.0	177	5.0

Total operating expenses	$13,492	72.1%	$13,854	70.6%	$(362)	(2.6)%

Research and Development. The $23,000 decrease in research and development expenses for the six months ended June 30, 2011 as compared to the same period in 2010 was primarily attributable to a $97,000 decrease in personnel related costs and a $21,000 decrease in travel and entertainment costs, partially offset by a $92,000 increase in consulting services.
Sales and Marketing. The $516,000 decrease in sales and marketing expenses for the six months ended June 30, 2011 as compared to the same period in 2010 resulted primarily from a $296,000 decrease in personnel related costs, a $163,000 decrease in marketing costs, and a $98,000 decrease in travel and entertainment costs.
General and Administrative. The $177,000 increase in general and administrative expenses for the six months ended June 30, 2011 as compared to the same period in 2010 reflected a $449,000 increase in professional service costs, a majority of which related to merger and acquisition activities. This was partially offset by a $187,000 decrease in personnel and travel and entertainment costs, as well as a $64,000 decrease in depreciation expense.
Operating Loss and Other Income

	Six Months Ended June 30,				Six Month
	2011		2010		Period Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)
Operating loss	$(2,609)	(13.9)%	$(2,177)	(11.1)%	$(432)	(19.8)%
Interest and other income	2	0.0	4	0.0	(2)	(50.0)

Net loss	$(2,607)	(13.9)%	$(2,173)	(11.1)%	$(434)	(20.0)%

The $2,000 decrease in interest and other income for the six months ended June 30, 2011 as compared to the same period in 2010 resulted primarily from a foreign currency loss resulting from the revaluation of accounts receivable and accounts payable balances denominated in foreign currency.

Income Tax Benefit
The $905,000 increase in income tax benefit for the six months ended June 30, 2011 as compared to the same period in 2010 resulted from the release of valuation allowance against our deferred tax assets primarily due to the recognition of deferred tax liabilities related to the acquisition of intangibles from SmartReply in June 2011.
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
As of June 30, 2011, no amounts were outstanding under the existing credit agreement. As of June 30, 2011, letters of credit totaling $426,000 had been issued in connection with our facility leases.
     Operating Cash Flow
For a discussion of our cash flow from operating activities, see “— Additional Key Measures of Financial Performance.”
     Working Capital
The following table sets forth selected working capital information:

	June 30,	December 31,
	2011	2010
	(In thousands)
Cash and cash equivalents	$28,342	$34,157
Accounts receivable, net of allowance for doubtful accounts	7,158	6,577
Working capital	32,712	37,553
Our cash and cash equivalents at June 30, 2011 were unrestricted and held for working capital purposes. These funds were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes.
Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. Fluctuations vary depending on cash collections, client mix and the volume of monthly usage of our services.

     Requirements
     Capital Expenditures
In recent years, we have made capital expenditures primarily to acquire computer hardware and software and, to a lesser extent, furniture and leasehold improvements to support the growth of our business. Our capital expenditures totaled $395,000 for the six months ended June 30, 2011. We intend to continue to invest in our infrastructure in an effort to ensure our continued ability to enhance our platform, introduce new features and maintain the reliability of our network. We also intend to continue to make investments in our computer equipment and systems. We expect our capital expenditures for these purposes will approximate $600,000 for the last six months of 2011.
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
As of June 30, 2011, there had been no repurchases of our common stock under the program.
     Contractual Obligations and Requirements
On February 26, 2008, we acquired substantially all of the assets of Mobile Collect, Inc., a privately held company that provided text messaging and mobile communications solutions. The acquisition included cash payments of $500,000 upon closing and requires contingent cash payments of up to $2 million payable through 2013 in the event that certain established financial targets are satisfied through the operation of the acquired assets. As of June 30, 2011, $166,000 of contingent cash payments were payable to the stockholders of Mobile Collect and contingent cash payments of up to $700,000 on future payments, if any, are due quarterly.
On June 7, 2011, we acquired key assets and assumed certain liabilities of SmartReply, a mobile marketing company located in Irvine, California. The acquisition included cash payments of $3.2 million and requires contingent cash payments estimated at $1.7 million, but up to a maximum of $8.9 million, in the form of an earn-out, which will be paid annually over the next three years based upon year-over-year revenue growth relative to our mobile services business.
Except for the contingent cash payments that may be required in connection with the Mobile Collect and SmartReply acquisitions, our contractual obligations have remained substantially unchanged from those reported in our Annual Report on Form 10-K for the year ended December 31, 2010.
     Off-Balance-Sheet Arrangements
As of June 30, 2011, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the SEC.
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
At June 30, 2011, we had unrestricted cash and cash equivalents totaling $28.3 million. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents were held for working capital purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Item 4.	Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our revenues totaled $18.7 million in the first six months of 2011, $39.5 million in 2010, $40.2 million in 2009 and $43.2 million in 2008. We derive, and expect to continue to derive for the foreseeable future, a substantial majority of our revenues by providing our on-demand PCC service to businesses and other organizations. Since mid-2008, we have generated an increasing percentage of our revenues from use of our service for text messaging. We expect that, in the future, a growing percentage of our revenues will result from the use of our on-demand service for text, e-mail messaging and our hosted predictive dialer offering. Due to advances in technology, the market for PCC products and services continues to evolve, and it is uncertain whether our service will achieve and sustain high levels of demand and market acceptance. In order to succeed, we must increase the usage of our service by existing clients.
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
In delivering our on-demand service, we rely upon a combination of hosting providers, telecommunication and data carriers, and text and email aggregators. We serve our clients from four third-party hosting facilities. One facility is located in Ashburn, Virginia, and is owned by Equinix and operated by InterNap under an agreement that expires in March 2012. Another facility is located in Somerville, Massachusetts, and is owned by CoreSite and operated by InterNap under an agreement that expires in May 2012. Our agreements for these two facilities automatically renew for one year periods unless written notification is made by either party 90 days prior to renewal. Our third facility is located in Slough, United Kingdom and is owned and operated by Equinix (UK) Limited under an agreement that automatically renews for twelve month periods unless written notification is made by either party three months prior to the expiration date. Our fourth facility is located in Las Vegas, Nevada and is owned and operated by Switch Communications under an agreement that automatically renews for monthly periods unless written notification is made 30 days prior to the expiration date. If we are unable to renew these agreements on commercially reasonable terms following their termination, we will need to incur significant expense to relocate our data center or agree to the terms demanded by the hosting provider, either of which could harm our business, financial position and operating results.
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
Many of our clients are not obligated to pay any minimum amount for our service on an on-going basis, and if those clients discontinue use of our service or do not use our service on a regular basis, our revenues would decline.
The agreements we enter into with many of our clients do not require minimum levels of usage or payments and are terminable at will by our clients. The periodic usage of our service by an existing client could decline or fluctuate as a result of a number of factors, including the client’s level of satisfaction with our service, the client’s ability to satisfy its customer contact processes internally, and the availability and pricing of competing products and services. If our service fails to generate consistent business from existing clients, our business, financial condition and operating results will be adversely affected.
We derive a significant portion of our revenues from the sale of our service for use in the collections process, and any event that adversely affects the collection agencies industry or in-house collection departments would cause our revenues to decline.
In recent years, we have focused our sales and marketing activities on the collection process and have targeted large in-house collection departments, as well as collection agencies. Revenues from these collection businesses represented 75% of our revenues in the first six months of 2011, 75% of our revenues in 2010, 77% of our revenues in 2009 and 80% of our revenues in 2008. We expect that revenues from the collection businesses will continue to account for a substantial part of our revenues for the foreseeable future.
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
Moreover, two clients accounted for a total of 24% of our revenues in the first six months of 2011, 23% of our revenues in 2010, 29% of our revenues in 2009 and 31% of our revenues in 2008. These clients are in the collection agencies industry and a large in-house collection department of a telecommunications business. In addition to the risks associated with collections businesses in general, our business, financial condition and operating results would be negatively affected if these clients were to significantly decrease the extent to which they use our service.
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
We seek to identify and pursue acquisitions of businesses, technologies, and products that will complement our existing operations. For example, in 2008 we acquired substantially all of the assets of Mobile Collect, Inc., a privately held company that provided text messaging and mobile communications solutions and in 2011 we acquired key assets of SmartReply, a mobile marketing company located in Irvine, California. We cannot assure you that any acquisition we make in the future will provide us with the benefits we anticipated in entering into the transaction. Acquisitions are typically accompanied by a number of risks, including:
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
We currently are seeking to migrate legacy SmartReply clients, many of which operate in the retail industry, from SmartReply’s mobile marketing solutions to our SoundBite Engage platform. We also are integrating certain former SmartReply employees into our newly formed mobile services business units. We acquired the SmartReply assets in order to broaden our client base, and we will be unable to recognize the anticipated benefits of the acquisition if we are unable to transition legacy SmartReply clients to our platform or if we fail to maintain and incentivize the former SmartReply employees in a manner that enables us to add additional retail clients. Moreover, challenges or difficulties in migrating or expanding the legacy SmartReply client base may distract our management’s attention from focusing on our other business operations and may result in our recognizing a lower level of revenues than we expected when we entered into the transaction.
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
Revenues from clients in the collections industry and large in-house, or first-party, collection departments represented 75% of our revenues in the first six months of 2011, 75% of our revenues in 2010, 77% of our revenues in 2009 and 80% of our revenues in 2008. These clients’ use of our service is affected by an array of complex federal and state laws and regulations. The U.S. Fair Debt Collection Practices Act, or FDCPA, limits debt collection communications by clients in the collection agencies industry, including third parties retained by creditors. For example, the FDCPA prohibits abusive, deceptive and other improper debt collection practices, restricts the timing and content of communications regarding a debt or a debtor’s location, and allows consumers to opt out of receiving debt collection communications. In general, the FDCPA also prohibits the use of debt collection communications to cause debtors to incur more debt. Many states impose additional requirements on debt collection communications, including limits on the frequency of debt collection calls, and some of those requirements may be more stringent than the comparable federal requirements. Moreover, debt collection communications are subject to new regulations, as well as changing regulatory interpretations that may be inconsistent among different jurisdictions. For example, the Federal Communications Commission, or FCC, is considering modifying its rules to require opt-in for all prerecorded calls made to mobile phones, which could limit our clients’ ability to use our service to call a mobile phone for the purposes of collections without having prior written consent from a customer. Our business, financial position and operating results could be substantially harmed by the adoption or interpretation of U.S. federal or state laws or regulations that make our service either unavailable or less attractive for debt collection communications by existing and potential clients.

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
We could be subject to significant penalties or damages if our clients violate U.S. federal or state restrictions on the use of artificial or prerecorded messages or automatic telephone dialing systems to contact wireless telephone numbers, and our business and operating results could be substantially harmed if those restrictions make our service unavailable or less attractive.
Under the U.S. Telephone Consumer Protection Act, it is unlawful to use an automatic telephone dialing system or an artificial or prerecorded message to contact any cellular or other wireless telephone number, unless the recipient previously has consented to receiving this type of communication. For example, the FCC is considering modifying its rules to require opt-in for all autodialed or prerecorded calls made to mobile phones, which could limit our clients’ ability to use our service to call a mobile phone for the purposes of information, customer care or telemarketing without having prior written consent from a customer. Our service involves the use of automatic telephone dialing systems, which includes capability for transmitting artificial and prerecorded messages. Although our service are designed to enable a client to screen a contact list to remove wireless telephone numbers, a client may determine that autodialed or prerecorded communication to certain wireless telephone numbers are permitted because the recipients previously have consented to receiving such communication. We cannot ensure that, in using our service for a campaign, a client removes from its contact list the names of all persons who are associated with wireless telephone numbers and who have not consented to receiving autodialed or prerecorded communication, in particular, that the client properly interprets and applies the exemption for recipients who have consented to receiving such communication. Many states have enacted restrictions on using automatic dialing systems and artificial and prerecorded messages to contact wireless telephone numbers, and some of those state requirements may be more stringent than the comparable federal requirements.
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
Regulatory restrictions on automatic telephone dialing systems and prerecorded messages present particular problems for businesses in the collection agencies industry. These third-party collection agencies and debt buyers do not have direct relationships with the consumer debtors and therefore typically do not have the ability to obtain from a debtor the consent required to permit the use of autodialed or prerecorded messages in contacting a debtor at a wireless telephone number. These businesses’ lack of a direct relationship with debtors also makes it more difficult for them to evaluate whether a debtor has provided such consent. For example, a collection agency frequently must evaluate whether past actions taken by a debtor, such as providing a cellular telephone number in a loan application, constitute consent sufficient to permit the agency to contact the debtor using autodialed or prerecorded messages. Moreover, a significant period of time elapses between the time at which a loan is made and the time at which a collection agency or debt buyer seeks to contact the debtor for repayment, which further complicates the determination of whether the collection agency or debt buyer has the required consent to use an automatic telephone dialing system or prerecorded messages. The difficulties encountered by these third-party collection businesses are becoming increasingly problematic as the percentage of U.S. consumers using cellular telephones continues to increase. If these third-party collection businesses are unable to use an automatic telephone dialing system or prerecorded messages to contact a substantial portion of their debtors, our service will be less useful to them. If our clients in the collection agencies industry significantly decrease their use of our service, our business, financial position and operating results would be substantially harmed.
We could be subject to penalties if we or our clients violate U.S. federal or state telemarketing restrictions due to a failure of our service or otherwise, which could harm our financial position and operating results.
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
In addition, in 2008 the FTC adopted an amendment to the Telemarketing Sales Rule requiring that “express written consent” be obtained for all pre-recorded sales calls that are delivered as of September 1, 2009. Thus, organizations that attempt to sell goods or services through the use of prerecorded messages will need to take the extra step to obtain “opt-in” from their consumers before pre-recorded sales calls can be delivered, even with respect to consumers with whom the organization has an EBR. We cannot ensure that, in using our service for a campaign, a client will obtain appropriate “opt-in” authorization before placing prerecorded telemarketing calls or that the client properly interprets and applies the “opt-in” requirement. If clients use our service to place unauthorized calls or in a manner that otherwise violates FTC or FCC restrictions on prerecorded telemarketing calls, U.S. federal or state authorities may seek to subject us to substantial regulatory fines or other penalties, even if the violation did not result from a failure of our screening mechanisms.
Many states have enacted prohibitions or restrictions on telemarketing calls into their states, specifically covering the use of automatic dialing system and predictive dialing techniques. Some of those state requirements are more stringent than the comparable federal requirements. If clients use our service in a manner that violates any of these telemarketing regulations, state authorities may seek to subject us to regulatory fines or other penalties, even if the violation did not result from a failure of our service.
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
Although historically we have targeted substantially all of our sales and marketing efforts principally to organizations located in the United States, more recently we have begun focusing more resources on organizations located in Europe. In April 2010, for example, we formed a subsidiary under UK law to target businesses located in the United Kingdom. Countries other than the United States have laws and regulations governing debt collection, telemarketing, data privacy or other communications activities comparable in purpose to the U.S. and state laws and regulations described above. Compliance with these requirements may be costly and time consuming, and may limit our ability to operate successfully in one or more foreign jurisdictions.
Many of the regulations governing our activities in the European Union result from EU legislation on privacy and data protection. As a result, the principal lawmakers for our purposes are European institutions — the European Commission, the European Parliament and the Council of Ministers. We take into account developments in the European Union as well as developments in the United Kingdom. Because our primary international business is driven from the United Kingdom, our regulatory due diligence to date has been focused on this member State. In terms of enforcement, the UK regulators of primary importance to us are:
•	Ofcom, the independent regulator and competition authority for the UK communications industry;

•	the Information Commissioner, an independent authority whose role is to uphold information rights in the public interest, promoting openness by public bodies and data privacy for individuals; and

•	the Office of Fair Trading, an independent authority that enforces consumer protection and competition laws and reviews proposed mergers.
The Communications Act of 2003 gives Ofcom the power to issue and enforce notifications when it has reasonable grounds to believe a person has persistently misused an electronic communications network or service in such a manner, or otherwise engage in conduct that has either the effect, or likely effect, of causing another person unnecessarily to suffer annoyance, inconvenience or anxiety. The other sector-specific legislation governing our UK operations consists of The Privacy and Electronic Communications (EC Directive) (Amendment) Regulations (2003) as amended in 2011 to implement the new e-privacy EU Directive. These regulations contain marketing rules governing businesses that send marketing and advertising by electronic means such as telephone, fax, email, text message and picture (including video) message and by using an automated calling system. These regulations also cover related areas such as telephone directories, traffic and location data, and the use of cookies.
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
As of June 30, 2011, our executive officers and directors and their affiliated entities, in the aggregate, beneficially owned 45% of our common stock. In particular, affiliates of North Bridge Ventures Partners, including James A. Goldstein, one of our directors, in the aggregate, beneficially owned 29% of our common stock. Our executive officers, directors and their affiliated entities, if acting together, are able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. These stockholders may have interests that differ from those of other investors, and they might vote in a way with which other investors disagree. The concentration of ownership of our common stock could have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and could negatively affect the market price of our common stock.
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
During the three months ended June 30, 2011, we issued 46,323 shares of common stock pursuant to the exercise of stock options for cash consideration with aggregate exercise proceeds of $33,000. The shares issued pursuant to the exercise of stock options were issued in reliance upon the exemptions from registration provided by Rule 701 or Section 4(2) of the Securities Act of 1933, as amended.

Item 6.	Exhibits

Exhibit
Number	Description of Exhibit
10.1	2011 Management Cash Compensation Plan (as amended on July 8, 2011) incorporated by reference to Exhibit 10.1 to current report on Form 8-K/A filed with the SEC on July 15, 2011

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Calculation Linkbase Document

101.LAB#	XBRL Taxonomy Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

#	Pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934 and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SoundBite Communications, Inc.
Date: August 5, 2011	By:	/s/ James A. Milton
James A. Milton
President and Chief Executive Officer

Date: August 5, 2011	By:	/s/ Robert C. Leahy
Robert C. Leahy
Chief Operating Officer and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
10.1	2011 Management Cash Compensation Plan (as amended on July 8, 2011) incorporated by reference to Exhibit 10.1 to current report on Form 8-K/A filed with the SEC on July 15, 2011

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Calculation Linkbase Document

101.LAB#	XBRL Taxonomy Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

#	Pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934 and otherwise is not subject to liability under these sections.