Form 10-Q
period 2011-09-30
SOUNDBITE COMMUNICATIONS INC
filed 2011-11-07
CIK 1163698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 31, 2011, there were 16,449,397 shares of the registrant’s common stock, $.001 par value per share, outstanding.

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	3

Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 6. Exhibits	31
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,232	$34,157
Short-term investments	7,431	—
Accounts receivable, net of allowance for doubtful accounts of $156 at September 30, 2011 and $197 at December 31, 2010	8,007	6,577
Prepaid expenses and other current assets	1,669	1,183

Total current assets	37,339	41,917
Property and equipment, net	2,121	2,550
Intangible assets, net	2,374	517
Goodwill	4,016	762
Other assets	148	229

Total assets	$45,998	$45,975

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$803	$1,067
Accrued expenses	3,742	3,297

Total current liabilities	4,545	4,364

Other liabilities	1,260	421

Total liabilities	5,805	4,785

Commitments and contingencies (note 5)

Stockholders’ equity:
Common stock, $0.001 par value — 75,000,000 shares authorized; 16,656,731 and 16,576,701 shares issued at September 30, 2011 and December 31, 2010, respectively; 16,448,752 and 16,381,316 shares outstanding at September 30, 2011 and December 31, 2010, respectively	17	17
Additional paid-in capital	70,386	69,454
Treasury stock, at cost —207,979 shares at September 30, 2011 and 195,385 shares at December 31, 2010	(163)	(132)
Accumulated other comprehensive loss	(72)	(72)
Accumulated deficit	(29,975)	(28,077)

Total stockholders’ equity	40,193	41,190

Total liabilities and stockholders’ equity	$45,998	$45,975

See notes to the unaudited condensed consolidated financial statements.

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues	$10,956	$9,723	$29,671	$29,347
Cost of revenues	4,532	3,961	12,364	11,908

Gross profit	6,424	5,762	17,307	17,439

Operating expenses:
Research and development	1,547	1,519	4,541	4,536
Sales and marketing	3,501	3,740	10,282	11,037
General and administrative	1,562	1,693	5,279	5,233

Total operating expenses	6,610	6,952	20,102	20,806

Operating loss	(186)	(1,190)	(2,795)	(3,367)

Interest and other (expense) income, net	(10)	7	(8)	11

Loss before income tax benefit	(196)	(1,183)	(2,803)	(3,356)
Income tax benefit	—	—	905	—

Net loss	$(196)	$(1,183)	$(1,898)	$(3,356)

Net loss per common share:
Basic and Diluted	$(0.01)	$(0.07)	$(0.12)	$(0.21)

Weighted average common shares outstanding:
Basic and Diluted	16,455,800	16,359,705	16,424,722	16,334,603
See notes to the unaudited condensed consolidated financial statements.

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,898)	$(3,356)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	1,003	1,450
Adjustment to contingent consideration	47	—
Amortization of intangible assets	501	50
Amortization of premiums paid on short-term investments	2	—
Provision for doubtful accounts	41	60
Stock-based compensation	883	1,016
Deferred taxes	(905)	—
Gain on sale of equipment	(3)	—
Change in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(790)	271
Prepaid expenses and other current assets	(411)	297
Other assets	81	(53)
Accounts payable	(402)	693
Accrued expenses and other liabilities	(341)	283

Net cash (used in) provided by operating activities	(2,192)	711

Cash flows from investing activities:
Cash paid related to Mobile Collect acquisition	(476)	(344)
Cash paid related to SmartReply acquisition	(3,150)	—
Investments in capitalized software	—	(489)
Proceeds from sale of equipment	3	—
Purchases of investments	(7,433)	—
Purchases of property and equipment	(695)	(1,110)

Net cash used in investing activities	(11,751)	(1,943)

Cash flows from financing activities:
Proceeds from exercise of stock options	49	82
Treasury stock purchases	(31)	—

Net cash provided by financing activities	18	82

Net decrease in cash and cash equivalents	(13,925)	(1,150)
Cash and cash equivalents, beginning of period	34,157	36,322

Cash and cash equivalents, end of period	$20,232	$35,172

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$46	$11

Supplemental disclosure of non-cash investing activities:
Property and equipment, included in accounts payable	$2	$271

Contingent cash payment to Mobile Collect, included in accrued expenses	$216	$159

Contingent consideration and consideration payable, included in accrued expenses and other liabilities	$1,205	$—

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
2. BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements include all adjustments, consisting of normal and recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2011 and its results of operations for the three and nine months ended September 30, 2011 and 2010 and its cash flows for the nine months ended September 30, 2011 and 2010. The results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. No subsequent events requiring adjustment or disclosure were identified. These condensed consolidated financial statements should be read in conjunction with the audited annual financial statements and notes thereto as of and for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC.
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Short-term Investments
The Company invests any excess cash balances in short-term marketable securities, primarily securities management believes to be high-grade corporate notes and bonds. These investments are classified as available-for-sale. The average remaining maturity of the marketable securities as of September 30, 2011 was five months. Gains or losses on the sale of investments classified as available-for-sale, if any, are recognized on the specific identification method. Unrealized gains or losses are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ deficit until the security is sold or until a decline in fair value is determined to be other than temporary. No unrealized gain or loss was recorded as of September 30, 2011.
     Revenues
The Company derives substantially all of its revenues by providing its services for use by clients in communicating with their customers through voice, text and email messages. The Company provides its services principally under a usage-based pricing model, with prices calculated on a per-message or per-minute basis in accordance with the terms of its pricing agreements with clients. The Company primarily invoices its clients on a monthly basis. Its pricing agreements with many clients do not require minimum levels of usage or payments.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Stock options	3,342,400	3,325,320	3,342,400	3,350,866
Restricted stock	57,338	78,950	57,338	78,950
Warrants	—	14,487	—	14,487

Total	3,399,738	3,418,757	3,399,738	3,444,303

     Comprehensive Loss
For the three and nine months ending September 30, 2011, comprehensive loss was equal to net loss.
     Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (FASB) issued guidance to allow entities to use a qualitative approach to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If after performing the qualitative assessment an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However if an entity concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company is currently evaluating the impact of its pending adoption on the financial statements.
In May 2011, the FASB issued guidance to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. This guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. The new guidance is effective for interim and annual periods beginning after December 15, 2011. The Company believes that adoption of this new guidance will not have a material impact on its financial statements.
In October 2009, the FASB issued guidance to amend the accounting and disclosure requirements for revenue recognition. The Company adopted the amendments beginning January 1, 2011. The new guidance modifies the criteria for the separation of deliverables into units of accounting for multiple element arrangements. The adoption of this new guidance did not have an impact on the Company’s financial statements.
4. ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
Accrued payroll related items	$1,102	$946
Accrued telephony	467	632
Accrued professional fees	461	362
Accrued other	1,712	1,357

Total accrued expenses	$3,742	$3,297

5. COMMITMENTS AND CONTINGENCIES
From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, investigations and litigation. At September 30, 2011 and December 31, 2010, the Company did not have any pending claims, charges, investigations or litigation.
The Company has agreed to indemnify certain customers in connection with its revenue arrangements. These indemnifications require the Company to defend and satisfy any losses incurred by the customer arising from the delivery of the Company’s services arising from a violation of the law. In October 2011, the Company received a notice from a customer requesting indemnification in connection with a class action lawsuit that asserts the customer violated certain federal telecommunication laws as the result, in part, of mobile termination text messages sent using the Company’s service. The Company is evaluating this matter but, currently is unable to estimate the amount of losses, if any, for which the Company may be responsible under its indemnification obligations to the customer. The Company maintains insurance that, subject to deductibles, may be available to cover all or a portion of losses that might arise as the result of such indemnification.
6. STOCK-BASED COMPENSATION
The following table presents stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Cost of revenues	$10	$11	$31	$31
Research and development	52	64	158	180
Sales and marketing	116	123	345	355
General and administrative	96	145	349	450

Total stock-based compensation	$274	$343	$883	$1,016

As of September 30, 2011, the total compensation cost related to stock-based awards granted to employees and directors but not yet recognized was $1.3 million, net of estimated forfeitures. These costs will be amortized on a straight-line basis over a weighted average period of 2.0 years.
7. GOODWILL AND INTANGIBLES
On February 26, 2008, the Company acquired substantially all of the assets of Mobile Collect, Inc. (Mobile Collect). Mobile Collect was a privately held company that provided text messaging and mobile communications solutions. The Company acquired these assets with the goal of supplementing the Company’s service capabilities to include Free-To-End-User text messaging. The acquisition included cash payments of $500,000 upon closing and contingent cash payments of up to $2.0 million payable through 2013 upon Mobile Collect achieving certain established financial targets. During the three and nine months ended September 30, 2011, the Company recorded $216,000 and $528,000, respectively, of contingent consideration and increased the carrying value of goodwill. As of September 30, 2011, the Company had remaining contingent consideration related to this acquisition of up to approximately $500,000, which will be recognized as additions to goodwill and subject to future impairment considerations.
On June 7, 2011, the Company acquired key assets and assumed certain liabilities of SmartReply, Inc., (SmartReply). See Note 9 below for further details of the transaction.
The change in the carrying amount of goodwill during the nine-month period ended September 30, 2011, which is subject to future impairment considerations, is as follows (in thousands):

Balance at January 1, 2011	$762
Mobile Collect contingent payments	528
SmartReply acquisition (Note 9)	2,726

Balance at September 30, 2011	$4,016

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
Level 1—Quoted prices in active markets for identical assets or liabilities
Level 2—Other inputs that are directly or indirectly observable in the marketplace
Level 3—Unobservable inputs that are supported by little or no market activity
The carrying value of the Company’s financial instruments, including cash, short-term investments, accounts receivable and accounts payable, approximate their fair value because of their short-term nature. The Company measures cash equivalents, which are comprised of money market fund deposits, short-term investments, which are comprised of commercial paper and U.S. government agency bonds, and a contingent liability at fair value. At September 30, 2011 and December 31, 2010, the money market funds and U.S. government agency bonds were valued based upon quoted prices for the specific securities in an active market and therefore classified as Level 1. At September 30, 2011, the commercial paper was valued on the basis of valuations provided by third-party pricing services, as derived from such services’ pricing models. Inputs to the models may include, but are not limited to, reported trades, executable bid and asked prices, broker/dealer quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events. The pricing services may use a matrix approach, which considers information regarding securities with similar characteristics to determine the valuation for a security, and are therefore classified as Level 2. The Level 3 liability consists of contingent consideration related to the SmartReply acquisition in the form of an earn-out for a maximum of $8.9 million that may become payable in annual installments over the next three years with contingencies based upon year-over-year revenue growth relative to the Company’s mobile services business. The fair value of the contingent consideration was estimated by applying an income approach. The measure is based on significant inputs that are unobservable in the market. Key assumptions include a discount rate of 18.5% and probability weighted estimates of future revenues of the acquired business.
Assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of September 30, 2011 and December 31, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices
	in Active Markets
	for Identical	Significant Other	Significant
	Instruments	Observable Inputs	Unobservable Inputs
September 30, 2011	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Money market fund deposits	$19,791	$—	$—	$19,791
Short-term investments:
Commercial paper	—	4,797	—	4,797
U.S. government agency bonds	2,634	—	—	2,634
Liabilities:
Liability for contingent consideration	—	—	$1,205	$1,205
December 31, 2010
Assets:
Money market fund deposits	$33,134	—	—	$33,134
The liability for contingent consideration increased $47,000 from $1,158,000 for the three months ended September 30, 2011 due to a fair value adjustment based upon the passage of time and present value considerations.
9. ACQUISITION
On June 7, 2011, the Company acquired key assets and assumed certain liabilities of SmartReply, a mobile marketing company located in Irvine, California, through a series of transactions in which, among other things, SmartReply contributed the targeted assets and liabilities to its newly formed subsidiary and the Company subsequently acquired all of the capital stock of that newly formed entity. SmartReply had been delivering mobile marketing solutions to approximately 40 companies, including many of the top retail brands in North America. The purchase of SmartReply is consistent with our strategy to expand our capabilities and customer base in mobile marketing and the excess of the purchase price over the net assets acquired represents potential revenue enhancements/synergies from our existing customer base and the assembled workforce of SmartReply. We allocated the total purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the closing date and recorded the excess of purchase price over the aggregate fair values as goodwill. The goodwill balance is not tax deductible. Revenues generated from clients acquired as part of the SmartReply asset acquisition during the three and nine months ended September 30, 2011 were $1.2 million and $1.5 million, respectively.
The acquisition included cash payments of $2.6 million upon closing with the remaining $591,000 paid in the third quarter of 2011. Approximately $1.0 million of the purchase price has been placed into escrow to secure the sellers’ representations and indemnifications and is expected to be distributed to the selling shareholders over the next 24 months. Contingent consideration in the form of an earn-out, for a maximum of $8.9 million, will be paid annually over the next three years based upon year-over-year revenue growth relative to the Company’s mobile services business. Transaction costs related to the SmartReply acquisition totaled $550,000 and have been reported in the Consolidated Statement of Operations within general and administrative expenses for the nine month period ending September 30, 2011. The acquisition has been accounted for under the purchase method of accounting and accordingly, the results of operations of SmartReply have been included in the accompanying financial statements in the periods following the date of acquisition. The Company recorded deferred tax liabilities of $905,000, primarily related to the intangible assets acquired with SmartReply, and released a corresponding amount of its deferred tax asset valuation allowance. The $905,000 release of the valuation allowance was recognized as a benefit for income taxes during the nine month period ending September 30, 2011. Pro forma results of SmartReply’s operations have not been presented because the effect of this acquisition was not material to the Consolidated Statement of Operations.
The purchase price has been allocated to the assets acquired and liabilities assumed based on fair value, with any excess recorded as goodwill. None of the acquired intangible assets, including goodwill, are deductible for tax purposes. The components of the purchase price allocation are as follows (in thousands):

Purchase Price:
Cash paid	$3,150
Contingent consideration	1,158

Total.	$4,308

Allocations:
Current assets	$756
Property and equipment	50
Intangible assets:
Customer relationships	2,330
Trade name	28
Deferred tax liability	(905)
Goodwill	2,726

Total assets acquired	4,985
Current liabilities assumed	(677)

Total net assets acquired	$4,308

The Company is amortizing its identifiable intangible assets acquired in connection with the SmartReply transaction over the estimated useful lives of two to three years using methods that most closely relate to the depletion of these assets. Estimated annual amortization expense for the next five years related to the intangible assets is as follows (in thousands):

Year ending December 31,	Amount
2011	$688
2012	907
2013	569
2014	194
2015	—

Total	$2,358

The Company has historically managed and presented its operations as a single reporting segment. As a result of the above transaction, management is considering modifications to the management structure and internal reporting to align with the integration of the new business. For the three and nine months ended September 30, 2011, the Company has reported its business as a single reporting segment, as the Company’s chief decision maker, who is the Chief Executive Officer, only evaluated the Company on a consolidated basis through September 30, 2011. As the management structure and internal reporting structure are refined, the Company may re-assess its reporting segments.

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
Key Components of Results of Operations
     Revenues
We currently derive substantially all of our revenues by providing our service for use by clients in communicating with their customers through voice, text and email messages. We provide our service principally under a usage-based pricing model, with prices calculated on a per-message or per-minute basis in accordance with the terms of our pricing agreements with clients. We primarily invoice our clients on a monthly basis.
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
Recent Cost Saving Activities. In early May 2011, we eliminated two research and development positions, five sales and marketing positions, and one general and administrative position in order to lower our cost of operations. In addition to these reductions, we also reduced the use of external contracting resources. This resulted in cost savings of approximately $250,000 in the third quarter of 2011.
SmartReply Acquisition. As a result of the SmartReply acquisition on June 7, 2011, we incurred an additional $900,000 in operating expenses, excluding costs related to the purchase price, in the third quarter of 2011. We anticipate these operating expenses to remain at approximately $900,000 for the fourth quarter of 2011.
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

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Cash (used in) generated from operating activities	$(2,192)	$711
Contingent purchase price payments to Mobile Collect	(476)	(344)
Investments in capitalized software	—	(489)
Purchases of property and equipment	(695)	(1,110)

Free cash flow (non-GAAP)	$(3,363)	$(1,232)

Our operating activities used net cash in the amount of $2.2 million for the nine months ended September 30, 2011 reflecting a net loss of $1.9 million and non-cash charges and changes in working capital of $294,000 consisting primarily of (a) an increase in accrued expenses and accounts payable of $743,000 due to the timing of payments, (b) an increase in accounts receivable and prepaid expenses of $1.2 million, and (c) a deferred income tax benefit of $905,000, partially offset by (d) depreciation and amortization expense of $1.5 million and (e) stock-based compensation expense of $883,000.
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

Results of Operations
The following table sets forth selected statements of operations data for the three and nine months ended September 30, 2011 and 2010 indicated as percentages of revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Statement of Operations Data:
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	41.4	40.7	41.7	40.6

Gross margin	58.6	59.3	58.3	59.4

Operating expenses:
Research and development	14.1	15.6	15.3	15.4
Sales and marketing	31.9	38.5	34.7	37.6
General and administrative	14.3	17.4	17.7	17.8

Total operating expenses	60.3	71.5	67.7	70.8

Operating loss	(1.7)	(12.2)	(9.4)	(11.4)
Interest and other (expense) income	(0.1)	0.0	(0.0)	0.0

Loss before income tax benefit	(1.8)	(12.2)	(9.4)	(11.4)
Income tax benefit	—	—	3.0	—

Net loss	(1.8)%	(12.2)%	(6.4)%	(11.4)%

     Comparison of Three Months Ended September 30, 2011 and 2010
Revenues

	Three Months Ended September 30,				Quarter-to-
	2011		2010		Quarter Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
			(dollars in thousands)
Revenues	$10,956	100.0%	$9,723	100.0%	$1,233	12.7%
The $1.2 million increase in revenues for the three months ended September 30, 2011 as compared to the same period in 2010 was mainly due to the acquisition of SmartReply in the second quarter of 2011. Revenues from new clients, including legacy clients of SmartReply, increased $1.6 million. This was partially offset by a $324,000 decrease in revenues attributable to clients from which we derived revenue in both periods.
Cost of Revenues and Gross Profit

	Three Months Ended September 30,				Quarter-to-
	2011		2010		Quarter Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
			(dollars in thousands)
Cost of revenues	$4,532	41.4%	$3,961	40.7%	$571	14.4%
Gross profit	6,424	58.6	5,762	59.3	662	11.5
The $571,000 increase in cost of revenues for the three months ended September 30, 2011 as compared to the same period in 2010 reflected a $220,000 increase in telephony expense due to higher delivery costs, a $148,000 increase in telephony expense due to higher client usage, a $124,000 increase in text and email costs primarily due to higher client usage, an $84,000 increase in personnel related costs, a $42,000 increase in amortization expense relating to our internal use software and a $35,000 increase in co-location costs due to the opening of a data center in the United Kingdom in the fourth quarter of 2010. These increases were partially offset by an $80,000 decrease in depreciation expense due to a lower depreciable base of our property and equipment infrastructure. The decrease in gross margin for the three months ended September 30, 2011 as compared to the same period in 2010 reflected lower price structure agreements entered into with some of our clients, as well as the vertical market and services mix.

Operating Expenses

	Three Months Ended September 30,				Quarter-to-
	2011		2010		Quarter Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
			(dollars in thousands)
Research and development	$1,547	14.1%	$1,519	15.6%	$28	1.8%
Sales and marketing	3,501	31.9	3,740	38.5	(239)	(6.4)
General and administrative	1,562	14.3	1,693	17.4	(131)	(7.7)

Total operating expenses	$6,610	60.3%	$6,952	71.5%	$(342)	(4.9)%

Research and Development. The $28,000 increase in research and development expenses for the three months ended September 30, 2011 as compared to the same period in 2010 was primarily attributable to a $21,000 increase in personnel related and consulting costs.
Sales and Marketing. The $239,000 decrease in sales and marketing expenses for the three months ended September 30, 2011 as compared to the same period in 2010 resulted primarily from a $259,000 decrease in personnel related costs, a $110,000 decrease in marketing costs, a $68,000 decrease in consulting fees and a $67,000 decrease in travel and entertainment costs. These decreases were partially offset by a $296,000 increase in amortization expense mainly related to customer lists from the acquisition of intangible assets from SmartReply in the second quarter of 2011.
General and Administrative. The $131,000 decrease in general and administrative expenses for the three months ended September 30, 2011 as compared to the same period in 2010 reflected an $148,000 decrease in personnel related costs and an $88,000 decrease in professional services. These decreases were partially offset by an $82,000 increase in consulting fees.
Operating Loss and Interest and Other (Expense) Income

	Three Months Ended September 30,				Quarter-to-
	2011		2010		Quarter Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
			(dollars in thousands)
Operating loss	$(186)	(1.7)%	$(1,190)	(12.2)%	$1,004	84.4%
Interest and other (expense) income	(10)	(0.1)	7	0.0	(17)	(242.9)

Net loss	$(196)	(1.8)%	$(1,183)	(12.2)%	$987	83.4%

The $17,000 decrease in interest and other (expense) income for the three months ended September 30, 2011 as compared to the same period in 2010 was mainly due to a foreign currency loss resulting from the revaluation of accounts receivable and accounts payable balances denominated in foreign currencies.
     Comparison of Nine Months Ended September 30, 2011 and 2010
Revenues

	Nine Months Ended September 30,				Nine Month
	2011		2010		Period Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
			(dollars in thousands)
Revenues	$29,671	100.0%	$29,347	100.0%	$324	1.1%
The $324,000 increase in revenues for the nine months ended September 30, 2011 as compared to the same period in 2010 was mainly due to SmartReply revenues of $1.5 million and an increase in text and client service revenues of $1.3 million, partially offset by a decrease in voice revenues, excluding SmartReply, of $2.4 million. Revenues from new clients, including legacy clients of SmartReply, increased $2.0 million. This was partially offset by a $1.7 million decrease in revenues attributable to clients from which we derived revenue in both periods.

Cost of Revenues and Gross Profit

	Nine Months Ended September 30,				Nine Month
	2011		2010		Period Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
			(dollars in thousands)
Cost of revenues	$12,364	41.7%	$11,908	40.6%	$456	3.8%
Gross profit	17,307	58.3	17,439	59.4	(132)	(0.8)
The $456,000 increase in cost of revenues for the nine months ended September 30, 2011 as compared to the same period in 2010 reflected a $442,000 increase in telephony expense mainly due to higher delivery costs, a $130,000 increase in text and email costs primarily due to higher client usage, a $128,000 increase in co-location costs due to the opening of a data center in the United Kingdom in the fourth quarter of 2010 and a $97,000 increase in amortization expense relating to our internal use software. These increases were partially offset by a $341,000 decrease in depreciation expense due to a lower depreciable base of our property and equipment. The decrease in gross margin for the nine months ended September 30, 2011 as compared to the same period in 2010 reflected lower price structure agreements entered into with some of our clients, as well as the industry and service mix.
Operating Expenses

	Nine Months Ended September 30,				Nine Month-
	2011		2010		Period Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
			(dollars in thousands)
Research and development	$4,541	15.3%	$4,536	15.4%	$5	0.1%
Sales and marketing	10,282	34.7	11,037	37.6	(755)	(6.8)
General and administrative	5,279	17.7	5,233	17.8	46	0.9

Total operating expenses	$20,102	67.7%	$20,806	70.8%	$(704)	(3.4)%

Research and Development. Research and development expenses remained relatively flat for the nine months ended September 30, 2011 as compared to the same period in 2010. This was primarily attributable to a $136,000 increase in consulting services, offset by a$121,000 decrease in personnel related costs and a $19,000 decrease in travel and entertainment costs.
Sales and Marketing. The $755,000 decrease in sales and marketing expenses for the nine months ended September 30, 2011 as compared to the same period in 2010 resulted primarily from a $555,000 decrease in personnel related costs, a $263,000 decrease in marketing costs, a $165,000 decrease in travel and entertainment costs and a $136,000 decrease in consulting fees. These decreases were partially offset by $354,000 increase in amortization expense mainly related to customer lists from the acquisition of intangible assets from SmartReply in the second quarter of 2011.
General and Administrative. The $46,000 increase in general and administrative expenses for the nine months ended September 30, 2011 as compared to the same period in 2010 was primarily attributable to a $566,000 increase in professional service costs relating to merger and acquisition activities and an $85,000 increase in consulting fees, partially offset by a $300,000 decrease in personnel related costs, a $189,000 decrease in professional service costs and a $104,000 decrease in depreciation expense.
Operating Loss and Other Income

	Nine Months Ended September 30,				Nine Month
	2011		2010		Period Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
			(dollars in thousands)
Operating loss	$(2,795)	(9.4)%	$(3,367)	(11.4)%	$572	17.0%
Interest and other (expense) income	(8)	(0.0)	11	0.0	(19)	(172.7)

Loss before income tax benefit	$(2,803)	(9.4)%	$(3,356)	(11.4)%	$553	16.5%

The $19,000 decrease in interest and other income for the nine months ended September 30, 2011 as compared to the same period in 2010 was mainly due to a foreign currency loss resulting from the revaluation of accounts receivable and accounts payable balances denominated in foreign currencies.

Income Tax Benefit
The $905,000 increase in income tax benefit for the nine months ended September 30, 2011 as compared to the same period in 2010 resulted from the release of valuation allowance against our deferred tax assets primarily due to the recognition of deferred tax liabilities related to the acquisition of intangibles from SmartReply in June 2011.
Liquidity and Capital Resources
     Resources
Since our inception, we have funded our operations primarily with proceeds from private placements of preferred stock and our initial public offering of common stock, borrowings under credit facilities and, more recently, cash flow from operations.
We believe our existing cash and cash equivalents and short-term investments, our projected cash flow from operating activities, and our borrowings available under our existing credit facility will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future working capital requirements will depend on many factors, including the rates of our revenue growth, our introduction of new features for our on-demand service, and our expansion of research and development and sales and marketing activities. To the extent our cash and cash equivalents and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies and products. If additional funding is required, we may not be able to obtain bank credit arrangements or to effect an equity or debt financing on terms acceptable to us or at all.
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
As of September 30, 2011, no amounts were outstanding under the existing credit agreement. As of September 30, 2011, letters of credit totaling $426,000 had been issued in connection with our facility leases.
     Operating Cash Flow
For a discussion of our cash flow from operating activities, see “— Additional Key Measures of Financial Performance.”
     Working Capital
The following table sets forth selected working capital information:

	September 30,	December 31,
	2011	2010
	(In thousands)
Cash and cash equivalents	$20,232	$34,157
Short-term investments	7,431	—
Accounts receivable, net of allowance for doubtful accounts	8,007	6,577
Working capital	32,794	37,553
Our cash and cash equivalents at September 30, 2011 were unrestricted and held for working capital purposes. These funds were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes.
Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. Fluctuations vary depending on cash collections, client mix and the volume of monthly usage of our services.

     Requirements
     Capital Expenditures
In recent years, we have made capital expenditures primarily to acquire computer hardware and software and, to a lesser extent, furniture and leasehold improvements to support the growth of our business. Our capital expenditures totaled $695,000 for the nine months ended September 30, 2011. We intend to continue to invest in our infrastructure in an effort to ensure our continued ability to enhance our platform, introduce new features and maintain the reliability of our network. We also intend to continue to make investments in our computer equipment and systems. We expect our capital expenditures for these purposes will approximate $300,000 for the last three months of 2011.
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
As of September 30, 2011, we repurchased 12,594 shares of our common stock at a cost of $31,000 under the program. For additional information, see Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”
     Contractual Obligations and Requirements
On February 26, 2008, we acquired substantially all of the assets of Mobile Collect, a privately held company that provided text messaging and mobile communications solutions. The acquisition included cash payments of $500,000 upon closing and requires contingent cash payments of up to $2.0 million payable through 2013 in the event that certain established financial targets are satisfied through the operation of the acquired assets. As of September 30, 2011, $216,000 of contingent cash payments were payable to the stockholders of Mobile Collect and contingent cash payments of up to $500,000 on future payments, if any, are due quarterly.
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
     Off-Balance-Sheet Arrangements
As of September 30, 2011, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the SEC.
Critical Accounting Policies
We prepare our unaudited condensed consolidated financial statements in conformity with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions. We reaffirm the critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2010.
Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board, or FASB, issued guidance to allow entities to use a qualitative approach to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If after performing the qualitative assessment an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However if an entity concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. We are currently evaluating the impact of its pending adoption on our financial statements.

In May 2011, the FASB issued guidance to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. This guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The new guidance is effective for interim and annual periods beginning after December 15, 2011. We believe that adoption of this new guidance will not have a material impact on our financial statements.
In October 2009, the FASB issued guidance to amend the accounting and disclosure requirements for revenue recognition. We adopted the amendments beginning January 1, 2011. The new guidance modifies the criteria for the separation of deliverables into units of accounting for multiple element arrangements. The adoption of this new guidance did not have a material impact on our financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.
At September 30, 2011, we had unrestricted cash and cash equivalents totaling $20.2 million. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents were held for working capital purposes. At September 30, 2011, we also had short-term investments of $7.4 million, consisting primarily of commercial paper and U.S. government agency bonds, which were all classified as available-for-sale. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.
Item 4. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our revenues totaled $29.7 million in the first nine months of 2011, $39.5 million in 2010, $40.2 million in 2009 and $43.2 million in 2008. We derive, and expect to continue to derive for the foreseeable future, a substantial majority of our revenues by providing our on-demand PCC service to businesses and other organizations. Since mid-2008, we have generated an increasing percentage of our revenues from use of our service for text messaging. We expect that, in the future, a growing percentage of our revenues will result from the use of our on-demand service for text, e-mail messaging and our hosted predictive dialer offering. Due to advances in technology, the market for PCC products and services continues to evolve, and it is uncertain whether our service will achieve and sustain high levels of demand and market acceptance. In order to succeed, we must increase the usage of our service by existing clients.
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
Recent global market and economic conditions have been negative, with tighter credit conditions in most major economies continuing in 2009, 2010 and 2011. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, the availability and cost of credit, and the global housing and mortgage markets have contributed to increased market volatility, declining business and consumer confidence, increased unemployment, and diminished economic expectations. These market conditions have led to a decrease in spending by businesses and consumers. Continued turbulence in the United States and international markets and economies and prolonged declines in business and consumer spending could result in lower sales of our service, longer sales cycles, difficulties in collecting accounts receivable, gross margin deterioration, slower adoption of new technologies, and increased price competition, any of which may have a negative effect on our financial condition and results of operations.

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
In recent years, we have focused our sales and marketing activities on the collection process and have targeted large in-house collection departments, as well as collection agencies. Revenues from these collection businesses represented 75% of our revenues in the first nine months of 2011, 75% of our revenues in 2010, 77% of our revenues in 2009 and 80% of our revenues in 2008. We expect that revenues from the collection businesses will continue to account for a substantial part of our revenues for the foreseeable future.
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
Moreover, two clients accounted for a total of 24% of our revenues in the first nine months of 2011, 23% of our revenues in 2010, 29% of our revenues in 2009 and 31% of our revenues in 2008. One of these clients is a collection agency and the other is a large in-house collection department of a telecommunications business. In addition to the risks associated with collections businesses in general, our business, financial condition and operating results would be negatively affected if either of these clients were to significantly decrease the extent to which it uses our service.
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
Our service also competes with a number of hosted customer contact services. A limited number of established vendors and a number of smaller, privately held companies offer these hosted services, which compete principally on the basis of price rather than features. In addition, a small number of vendors focus on providing hosted customer contact services with features more comparable to ours. These vendors generally compete on the basis of return on investment and features, rather than price. Other companies may enter the market by offering competing products or services based on emerging technologies, such as open-source frameworks, and may compete on the basis of either features or price. Clients could also potentially employ a multi-vendor strategy for risk mitigation purposes.
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
As a result of our acquisition of SmartReply in June 2011, we increasingly compete with mobile marketing companies that provide text messaging services to the retail industry and to other vertical markets in which mobile communications for marketing and customer care campaigns are gaining traction.
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
Our industry is highly fragmented, and we believe it is likely that some of our existing competitors will consolidate or will be acquired. For example, EasyLink Services International Corporation, a global provider of comprehensive messaging services and e-commerce solutions, acquired the PGiSend and PGiNotify advanced messaging businesses from Premiere Global Services, Inc., through the purchase of its wholly-owned subsidiary, Xpedite Systems, LLC and its subsidiaries in October 2010. In February 2011, West Corporation, a provider of voice and data solutions, announced it had acquired Twenty First Century Communications, Inc., a provider of automated alerts and notification solutions. In August 2011, Augme Technologies, Inc., a mobile marketing service, acquired substantially all of the assets of Hipcricket, Inc, a mobile marketing and advertising company.
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
Historically we targeted substantially all of our sales and marketing efforts principally to organizations located in the United States. In recent years, however, we have focused on increasing resources on organizations located in Europe. We anticipate that an increasing portion of our revenue in future periods will be derived from outside the United States. The continued expansion of our international operations will require substantial financial investment and significant management efforts and will subject us to a number of risks and potential costs, including:
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
We seek to identify and pursue acquisitions of businesses, technologies, and products that will complement our existing operations. For example, in 2008 we acquired substantially all of the assets of Mobile Collect, a privately held company that provided text messaging and mobile communications solutions and in 2011 we acquired key assets of SmartReply, a mobile marketing company located in Irvine, California. We cannot assure you that any acquisition we make in the future will provide us with the benefits we anticipated in entering into the transaction. Acquisitions are typically accompanied by a number of risks, including:
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
We currently are seeking to migrate legacy SmartReply clients, many of which operate in the retail industry, from SmartReply’s mobile marketing solutions to our SoundBite Engage platform. We also are integrating certain former SmartReply employees into our newly formed mobile services business units. We acquired the SmartReply assets in order to broaden our client base, and we will be unable to recognize the anticipated benefits of the acquisition if we are unable to transition legacy SmartReply clients to our platform in a timely manner or if we fail to maintain and incentivize the former SmartReply employees in a manner that enables us to add additional retail clients. Moreover, challenges or difficulties in migrating or expanding the legacy SmartReply client base may distract our management’s attention from focusing on our other business operations and may result in our recognizing a lower level of revenues than we expected when we entered into the transaction.
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
Revenues from clients in the collections industry and large in-house, or first-party, collection departments represented 75% of our revenues in the first nine months of 2011, 75% of our revenues in 2010, 77% of our revenues in 2009 and 80% of our revenues in 2008. These clients’ use of our service is affected by an array of complex federal and state laws and regulations. The U.S. Fair Debt Collection Practices Act, or FDCPA, limits debt collection communications by clients in the collection agencies industry, including third parties retained by creditors. For example, the FDCPA prohibits abusive, deceptive and other improper debt collection practices, restricts the timing and content of communications regarding a debt or a debtor’s location, and allows consumers to opt out of receiving debt collection communications. In general, the FDCPA also prohibits the use of debt collection communications to cause debtors to incur more debt. Many states impose additional requirements on debt collection communications, including limits on the frequency of debt collection calls, and some of those requirements may be more stringent than the comparable federal requirements. Moreover, debt collection communications are subject to new regulations, as well as changing regulatory interpretations that may be inconsistent among different jurisdictions. For example, the Federal Communications Commission, or FCC, is considering modifying its rules to require opt-in for all prerecorded calls made to mobile phones, which could limit our clients’ ability to use our service to call a mobile phone for the purposes of collections without having prior written consent from a customer. Our business, financial position and operating results could be substantially harmed by the adoption or interpretation of U.S. federal or state laws or regulations that make our service either unavailable or less attractive for debt collection communications by existing and potential clients.
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
When using our service for text messaging, companies provide for the use of “mobile termination” text messages, which are transmitted automatically when a company receives a text message indicating that the sender wishes to “opt out” of further text communications from the company. A mobile termination text message confirms that the company received the opt-out message and will not send any additional text messages. The transmission of mobile termination text messages is identified as a “best practice” in the U.S. Consumer Best Practices Manual of the Mobile Marketing Association, a leading global trade association, and is required by the terms of our agreement with our data aggregators. Over the past several months, class action litigation has been initiated against a number of banks and retailers, including some of our clients, alleging that mobile termination text messages violate the U.S. Telephone Consumer Protection Act, which seeks to protect the privacy interests of residential telephone subscribers. On October 21, 2011, we received a notice from one of our clients requesting indemnification in connection with a class action initiated against the client based in part on mobile termination text messages. We are investigating this matter to evaluate the extent, if any, to which we are required to indemnify the client for damages, losses and fees resulting from the lawsuit. At this time it is not possible for us to estimate the amount, if any, for which we may be responsible under our indemnification obligations to this client or our potential exposure to any other current or future class action litigation launched in relation to mobile termination text messages, but it is possible that such an amount may be substantial.

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
As of September 30, 2011, our executive officers and directors and their affiliated entities, in the aggregate, beneficially owned 45% of our common stock. In particular, affiliates of North Bridge Ventures Partners, including James A. Goldstein, one of our directors, in the aggregate, beneficially owned 29% of our common stock. Our executive officers, directors and their affiliated entities, if acting together, are able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. These stockholders may have interests that differ from those of other investors, and they might vote in a way with which other investors disagree. The concentration of ownership of our common stock could have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and could negatively affect the market price of our common stock.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information about purchases of our common stock that were made by us during the quarter ended September 30, 2011.
ISSUER PURCHASES OF EQUITY SECURITIES

Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares
			Purchased as Part	(or Units) that May
	Total Number of		of Publicly	Yet Be Purchased
	Shares (or Units)	Average Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share (or Unit)	Programs	Programs
July 1 to 31, 2011	—	$—	—
August 1, to 31, 2011	—	—	—
September 1 to 30, 2011	12,594	2.42	12,594

Total	12,594	$2.42	12,594	$719,496

Item 6. Exhibits

Exhibit
Number	Description of Exhibit
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Calculation Linkbase Document

101.LAB#	XBRL Taxonomy Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

#	Pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934 and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SoundBite Communications, Inc.
Date: November 7, 2011	By:	/s/ James A. Milton
James A. Milton
President and Chief Executive Officer

Date: November 7, 2011	By:	/s/ Robert C. Leahy
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