Form 10-Q
period 2012-03-31
SOUNDBITE COMMUNICATIONS INC
filed 2012-05-07
CIK 1163698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2012, there were 16,407,920 shares of the registrant’s common stock, $.001 par value per share, outstanding.

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,849	$17,706
Short-term investments	8,754	10,976
Accounts receivable, net of allowance for doubtful accounts of $166 at March 31, 2012 and December 31, 2011	8,042	8,163
Prepaid expenses and other current assets	1,488	1,419

Total current assets	34,133	38,264
Property and equipment, net	2,013	2,081
Intangible assets, net	4,129	2,036
Goodwill	6,594	4,286
Other assets	133	118

Total assets	$47,002	$46,785

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,028	$767
Accrued expenses	3,509	3,445
Other current liabilities	530	561

Total current liabilities	5,067	4,773
Long-term contingent consideration payable	1,007	966
Other liabilities	343	277

Total liabilities	6,417	6,016

Stockholders’ equity:
Common stock, $0.001 par value — 75,000,000 shares authorized; 16,752,399 and 16,666,206 shares issued at March 31, 2012 and December 31, 2011; 16,407,920 and 16,410,427 shares outstanding at March 31, 2012 and December 31, 2011	17	17
Additional paid-in capital	70,993	70,681
Treasury stock, at cost — 344,479 shares at March 31, 2012 and 255,779 shares at December 31, 2011	(522)	(273)
Accumulated other comprehensive loss	(72)	(72)
Accumulated deficit	(29,831)	(29,584)

Total stockholders’ equity	40,585	40,769

Total liabilities and stockholders’ equity	$47,002	$46,785

See notes to the unaudited condensed consolidated financial statements.

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2012	2011

Revenues	$11,081	$9,163
Cost of revenues	4,387	3,762

Gross profit	6,694	5,401

Operating expenses:
Research and development	1,694	1,546
Sales and marketing	3,869	3,393
General and administrative	2,304	1,939

Total operating expenses	7,867	6,878

Operating loss	(1,173)	(1,477)
Interest and other income	39	11

Loss before income tax benefit	(1,134)	(1,466)
Income tax benefit	887	—

Net loss	$(247)	$(1,466)

Net loss per common share:
Basic and diluted	$(0.02)	$(0.09)

Weighted average common shares outstanding:
Basic and diluted	16,436,046	16,388,468

See notes to the unaudited condensed consolidated financial statements.

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(247)	$(1,466)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	337	352
Amortization of intangible assets	407	23
Amortization of premiums paid on short-term investments	5	—
Adjustment to contingent consideration	54	—
Stock-based compensation	242	309
Deferred taxes	(887)	—
Change in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	586	795
Prepaid expenses and other current assets	56	118
Other assets	(15)	49
Accounts payable	166	(249)
Accrued expenses and other liabilities	(172)	218

Net cash provided by operating activities	532	149

Cash flows from investing activities:
Cash paid related to Mobile Collect acquisition	(271)	(163)
Cash paid related to acquisition of 2ergo, net of cash acquired	(3,773)	—
Purchases of short-term investments	(2,934)	—
Sales and maturities of short-term investments	5,151	—
Purchases of property and equipment	(381)	(246)

Net cash used in investing activities	(2,208)	(409)

Cash flows from financing activities:
Proceeds from exercise of stock options	70	11
Settlements of restricted stock for tax withholding obligations	(2)	—
Treasury stock purchases	(249)	—

Net cash (used in) provided by financing activities	(181)	11

Net decrease in cash and cash equivalents	(1,857)	(249)
Cash and cash equivalents, beginning of period	17,706	34,157

Cash and cash equivalents, end of period	$15,849	$33,908

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$6	$4

Supplemental disclosure of non-cash investing activities:
Property and equipment, included in accounts payable	$—	$113

Contingent cash payment to Mobile Collect, included in other current liabilities	$227	$146

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

The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements include all adjustments, consisting of normal and recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2012 and its results of operations and cash flows for the three months ended March 31, 2012 and 2011. The results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. No subsequent events requiring adjustment or disclosure were identified. These condensed consolidated financial statements should be read in conjunction with the audited annual financial statements and notes thereto as of and for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Short-term Investments

The Company invests any excess cash balances in short-term marketable securities, including high-grade commercial paper. These investments are classified as available-for-sale. The average remaining maturity of the marketable securities as of March 31, 2012 was four months. Gains or losses on the sale of investments classified as available-for-sale, if any, are recognized on the specific identification method. Unrealized gains or losses are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ deficit until the security is sold or until a decline in fair value is determined to be other than temporary. The unrealized gain or loss as of March 31, 2012 and December 31, 2011 was immaterial.

Revenues

The Company derives substantially all of its revenues by providing its service for use by clients in communicating with their customers through voice, text/SMS and email messages. The Company provides its services under a combination of usage and subscription-based pricing models. Under the usage-based model, prices are calculated on a per-message or per-minute basis in accordance with the terms of its pricing agreements with clients. The Company primarily invoices its clients on a monthly basis. The substantial majority of the pricing agreements do not require minimum levels of usage or payments.

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

	Three Months Ended March 31,
	2012	2011
Stock options	3,699,602	3,296,637
Restricted stock	39,476	64,182

Total	3,739,078	3,360,819

Comprehensive Loss

For the periods ended March 31, 2012 and 2011, comprehensive loss was equal to net loss.

4.	ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	March 31, 2012	December 31, 2011

Payroll related items	$948	$1,089
Professional fees	565	247
Sales and use tax	520	510
Telephony	361	503
Other	1,115	1,096

Total	$3,509	$3,445

5.	COMMITMENTS AND CONTINGENCIES

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

On October 21, 2011, the Company received a notice from GameStop Corp. and GameStop Inc., which together the Company refers to as GameStop, requesting indemnification in connection with a class action litigation entitled Karayan v. GameStop Corp. and GameStop Inc., which the Company refers to as the Karayan Litigation, which had been initiated against GameStop based in part on mobile termination text messages. The Company is not a named defendant or other party in the Karayan Litigation.

On January 6, 2012, the Company delivered a letter agreement to GameStop, in which the Company agreed to indemnify GameStop in relation to the Karayan Litigation. After investigation, it was determined to deliver the letter agreement dated January 6, 2012 in order to, pursuant to the provisions of the Company’s Master Pricing Agreement with GameStop, (a) indemnify GameStop for damages, losses and fees resulting from the aspects of the Karayan Litigation relating to mobile termination text messages and (b) confirm that the Company will take sole control over the defense, and any settlement, of those aspects of the Karayan Litigation. In addition to claims relating to mobile termination text messages, the Karayan Litigation also asserts claims alleging that GameStop is liable to certain of its customers because it failed to obtain prior express consent to the delivery of text messages. In the letter agreement, the Company reserved its rights concerning any argument that it may have as to its obligation to indemnify GameStop with respect to the aspects of the Karayan Litigation relating to the alleged lack of prior express consent. The Company has filed a motion to transfer venue to the Northern District of Texas, and a hearing date on that motion is scheduled for May 7, 2012.

The Company intends to defend vigorously against the claims in the Karayan Litigation that allege GameStop violated provisions of the TCPA in delivering mobile termination text messages. The Company is continuing to investigate this matter. At this time it is not possible to estimate the amount of damages, losses, fees and other expenses that will be incurred as the result of the Company’s indemnification obligations to GameStop, but such an amount could have a material adverse effect on its business, financial condition and operating results. Even if the Company succeeds in defending against the Karayan Litigation, it is likely to incur substantial costs and management’s attention will be diverted from its operations.

Sager Litigation

On January 11, 2012, a class action litigation, which the Company refers to as the Sager Litigation, was filed against Bank of America and the Company as co-defendants. The Sager Litigation alleges that the Company and Bank of America sent text messages to the plaintiff without the plaintiff’s prior express consent, in violation of the TCPA. Plaintiff is seeking confirmation of a class of individuals who received unauthorized text message solicitations from the Company. The Company’s response to the complaint in the Sager Litigation is due on May 7, 2012. The Company intends to defend vigorously against the claims in the Sager Litigation that allege it violated provisions of the TCPA in delivering text messages. The Company is continuing to investigate this matter. At this time it is not possible for the Company to estimate the amount of damages, losses, fees and other expenses that it will incur as the result of the Sager Litigation, but such an amount could have a material adverse effect on its business, financial condition and operating results. Even if the Company succeeds in defending against the Sager Litigation, it is likely to incur substantial costs and management’s attention will be diverted from its operations.

Club Texting and TextPower Litigations

On April 5, 2012, a class action litigation, which the Company refers to as the Club Texting Litigation, was filed against numerous defendants, including the Company. On April 6, 2012, a related class action litigation, which the Company refers to as the TextPower Litigation, was filed against numerous defendants, including the Company. In both the Club Texting Litigation and the TextPower Litigation, the Company is named as successor-in-interest to 2ergos Americas, which the Company acquired in February 2012. Both the Club Texting Litigation and the TextPower Litigation allege that the named mobile telecom companies and aggregators violated antitrust provisions set forth in the Sherman Act through the use of various common short code requirements related to the sending of text messages by businesses to consumers. Further, both the Club Texting Litigation and the TextPower Litigation are seeking confirmation of a class of entities and persons who leased a common short code from Neustar, Inc. and sent or received text messages through one or more aggregators. All of the alleged violations occurred prior to the Company’s acquisition of 2ergo Americas, and the Company has served an indemnification claim on 2ergo Group plc, the former parent company of 2ergo Americas, in relation to both the Club Texting Litigation and the TextPower Litigation. In connection with the acquisition, $750,000 was deposited in an escrow account to secure claims by the Company for breaches of representations and warranties made with respect to 2ergo Americas (see Note 9). The Company intends to defend vigorously against the claims in the Club Texting Litigation and the TextPower Litigation that allege violations of the Sherman Act. At this time it is not possible for the Company to estimate the amount of damages, losses, fees and other expenses that it will incur as the result of the Club Texting Litigation or the TextPower Litigation, but such an amount could have a material adverse effect on its business, financial condition and operating results. Even if the Company succeeds in defending against the Club Texting Litigation and the TextPower Litigation, it is likely to incur substantial costs and management’s attention will be diverted from its operations.

Other Proceedings

The customer communications industry is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights as well as improper hiring practices. As a result, the Company may be involved in various legal proceedings from time to time.

The Company’s recently acquired subsidiary 2ergos Americas received a notice from one of its clients requesting indemnification in connection with a patent infringement lawsuit initiated against the client based in part on various alleged web and mobile applications supplied by 2ergos Americas to that client. The Company is investigating this matter to evaluate the extent, if any, to which it is required to indemnify the client for damages, losses and fees resulting from the lawsuit. At this time it is not possible to estimate the amount, if any, for which the Company may be responsible under its indemnification obligations to this client, but it is possible that such an amount may be substantial. The Company has served an indemnification claim on 2ergo Group plc, the former parent company of 2ergo Americas, in relation to this request.

6.	STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of revenues	$11	$10
Research and development	54	54
Sales and marketing	72	116
General and administrative	105	129

Total stock-based compensation	$242	$309

As of March 31, 2012, the total compensation cost related to stock-based awards granted to employees and directors but not yet recognized was $1.5 million, net of estimated forfeitures. These costs will be amortized on a straight-line basis over a weighted average period of 2.4 years.

7.	GOODWILL AND INTANGIBLES

In February 2008, the Company acquired substantially all of the assets of Mobile Collect, Inc (Mobile Collect). Mobile Collect was a privately held company that provided text messaging and mobile communications solutions. The acquisition included cash payments of $500,000 upon closing and contingent cash payments of up to $2.0 million payable through 2013 upon Mobile Collect achieving certain established financial targets. The contingent cash payments are recognized as additions to goodwill as the consideration is determined and becomes payable. The $2.0 million target was reached during the three months ended March 31, 2012 and the final payment of $227,000 will be made during the second quarter of 2012.

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

In February 2012, the Company acquired 2ergo Americas. Refer to Note 9 for further details of the transaction.

The change in the carrying amount of goodwill during the three-month period ended March 31, 2012, which is subject to future impairment considerations, is as follows (in thousands):

Balance at January 1, 2012	$4,286
Mobile Collect contingent payments	227
2ergo Americas acquisition (Note 9)	2,081

Balance at March 31, 2012	$6,594

Intangible assets consisted of the following (in thousands):

	Gross Value	Accumulated Amortization	Net Carrying Value
March 31, 2012
Technology	$600	$26	$574
Non-compete agreements	40	17	23
Customer relationships	4,540	1,344	3,196
Tradenames	28	11	17
Internal-use software	500	181	319

	$5,708	$1,579	$4,129

December 31, 2011
Technology	$10	$10	$—
Non-compete agreements	20	15	5
Customer relationships	2,650	1,000	1,650
Tradenames	28	8	20
Internal-use software	500	139	361

	$3,208	$1,172	$2,036

8.	FAIR VALUE

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

Level 1—Quoted prices in active markets for identical assets or liabilities

Level 2—Other inputs that are directly or indirectly observable in the marketplace

Level 3—Unobservable inputs that are supported by little or no market activity

The carrying value of the Company’s financial instruments, including cash, short-term investments, accounts receivable and accounts payable, approximate their fair value because of their short-term nature. The Company measures cash equivalents, which are comprised of money market fund deposits, short-term investments, which are comprised of commercial paper, certificate of deposits and U.S. government agency bonds, and a contingent liability at fair value. If measured at fair value, accounts receivable and accounts payable would be classified as Level 3 in the fair value hierarchy.

At March 31, 2012 and December 31, 2011, the money market funds and U.S. government agency bonds were valued based upon quoted prices for the specific securities in an active market and therefore classified as Level 1. At March 31, 2012 and December 31, 2011, the commercial paper and certificate of deposits were valued on the basis of valuations provided by third-party pricing services, as derived from such services’ pricing models. Inputs to the models may include, but are not limited to, reported trades, executable bid and asked prices, broker/dealer quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events. The pricing services may use a matrix approach, which considers information regarding securities with similar characteristics to determine the valuation for a security, and are therefore classified as Level 2.

The Level 3 liability consists of contingent consideration related to the SmartReply acquisition in the form of an earn-out for a maximum of $8.9 million that may become payable in annual installments over the three years following the acquisition, based upon year-over-year revenue growth in the Company’s mobile marketing business. The fair value of the contingent consideration was estimated by applying an income approach. The measure is based on significant inputs that are unobservable in the market. Key assumptions include a discount rate of 18.5% and probability weighted estimates of future revenues of the acquired business. The most sensitive assumption relates to the projected future revenues of the acquired business. Significant increases (decreases) in this input, in isolation, would result in a significant increase (decrease) in the measurement of the fair value of the liability for contingent consideration.

Assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of March 31, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
March 31, 2012:
Assets:
Money market fund deposits	$14,688	$—	$—	$14,688
Short-term investments
Commercial paper	—	6,154	—	6,154
U.S. government agency bonds	2,600	—	—	2,600
Liabilities:
Liability for contingent consideration	—	—	1,310	1,310

December 31, 2011:
Assets:
Money market fund deposits	16,273	—	—	16,273
Short-term investments
Commercial paper	—	5,594	—	5,594
U.S. government agency bonds	4,583	—	—	4,583
Certificate of deposit	—	799	—	799
Liabilities:
Liability for contingent consideration	$—	$—	$1,256	$1,256

The liability for contingent consideration increased $54,000 from December 31, 2011 to March 31, 2012 due to a fair value adjustment based upon the passage of time and present value considerations. This amount was recognized in the statement of operations within general and administrative expenses. There were no significant changes in the projected revenue assumptions or the amounts expected to be paid to the selling stockholders of SmartReply.

9.	ACQUISITION

In February 2012, the Company acquired 2ergo Americas, the U.S. operations of 2ergo Group plc, for a cash purchase price of $3.8 million, with $750,000 of this deposited into an escrow account. 2ergo Americas was a mobile marketing business and marketing solutions company located in Arlington, Virginia. The Company purchased 2ergo Americas in order to extend its client base to include leading companies in the telecom, media and consumer packaged goods industries while enhancing its existing mobile marketing offering. The purchase of 2ergo Americas is consistent with the Company’s strategy to expand its capabilities and customer base in mobile marketing and the excess of the purchase price over the net assets acquired represents potential revenue enhancements/synergies from its existing customer base and the assembled workforce of 2ergo Americas. The Company allocated the total purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the closing date and recorded the excess of purchase price over the aggregate fair values as goodwill. Revenues generated from clients acquired as part of the 2ergo Americas acquisition during the three months ended March 31, 2012 were $280,000.

Transaction costs related to the 2ergo Americas acquisition totaled approximately $250,000 and have been reported in the Consolidated Statement of Operations within general and administrative expenses for the three month period ending March 31, 2012. The acquisition has been accounted for under the purchase method of accounting and accordingly, the results of operations of 2ergo Americas have been included in the accompanying financial statements in the periods following the date of acquisition. Pro forma results of 2ergo Americas’ operations have not been presented because the effect of this acquisition was not material to the Consolidated Statement of Operations.

The purchase price has been allocated to the assets acquired and liabilities assumed based on fair value, with any excess recorded as goodwill. None of the acquired intangible assets, including goodwill, are deductible for tax purposes. The allocation of the purchase price is preliminary and is pending finalization of the valuation of the intangible assets, as well as finalization of the accounting for income taxes. The components of the purchase price allocation are as follows (in thousands):

Purchase Price:
Cash paid, net of $27 cash acquired	$3,773

Allocations:

Current assets	$590
Property and equipment	38
Intangible assets:
Customer relationships (3 years)	1,890
Technology (3 years)	590
Non-compete agreement (3 years).	20
Goodwill	2,081

Total assets acquired	5,209

Current liabilities assumed	(479)
Deferred tax liability	(957)

Total liabilities assumed	(1,436)

Total net assets acquired	$3,773

The Company is amortizing its identifiable intangible assets acquired in connection with the 2ergo Americas’ transaction over the estimated useful life of three years using method that most closely relate to the depletion of these assets. Estimated annual amortization expense for the next five years related to the intangible assets is as follows (in thousands):

Year ending December 31,	Amount

2012	$695
2013	833
2014	833
2015	139
2016	—

Total	$2,500

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

We derive, and expect to continue to derive for the foreseeable future, a substantial majority of our revenues from the hosted contact center market. Our strategy for achieving long-term, sustained growth in our revenues and net income is focused on building upon our leadership position in the hosted contact center market and executing on our key initiatives. For example, one of our strategic initiatives is targeted on the high growth area of mobile marketing, which leverages our text capabilities. In line with this strategy, in February 2012, we acquired 2ergo Americas, the U.S. operations of 2ergo Group plc. 2ergo Americas is a mobile business and marketing solutions company located in Arlington, Virginia.

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

Cost of Revenues

Cost of revenues consist primarily of telephony and text message charges, compensation expense for our operations personnel, depreciation and maintenance expense for our platforms, amortization of acquired technology and lease costs for our data center facilities. As we continue to grow our business and add features to our platforms, we expect cost of revenues will continue to increase on an absolute dollar basis. Our annual gross margin was 59.1% in 2011, 59.6% in 2010 and 60.4% in 2009. We currently are targeting a gross margin of 59% to 61% for the foreseeable future. Our gross margin may vary significantly from our target range for a number of reasons, including revenue levels, the mix of types of messaging campaigns executed, as well as the extent to which we build our infrastructure through, for example, significant acquisitions of hardware or material increases in leased data center facilities.

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

Recent Developments

2ergo Americas Acquisition. In February 2012, we acquired 2ergo Americas, the U.S. operations of 2ergo Group plc, for a cash purchase price of $3.8 million (subject to post closing adjustment). 2ergo Americas is a mobile business and marketing solutions company located in Arlington, Virginia and has a current annualized revenue run rate of approximately $3.5 million. Revenues generated from clients acquired as part of the 2ergo Americas acquisition during the three months ended March 31, 2012 were $280,000.

SmartReply Asset Acquisition. In June 2011 we acquired key assets of SmartReply. During the three months ended March 31, 2012, revenues generated from clients acquired as part of the acquisition were $1.3 million.

Additional Key Measures of Financial Performance

We present information below with respect to free cash flow and certain revenue metrics. None of these metrics should be considered as an alternative to any measure of financial performance calculated in accordance with U.S. generally accepted accounting principles, or GAAP. Management believes the following financial measures are useful to investors because they permit investors to view our performance using the same tools that management uses to gauge progress in achieving our goals.

Free Cash Flow

Free cash flow is a measure of financial performance calculated as cash flow from operating activities less payments of contingent purchase price and purchases of property and equipment. Management uses this metric to track business performance. Due to the current economic environment, management decisions are based in part on a goal of maintaining positive cash flow from operating activities and free cash flow. We believe this metric is a useful measure of the performance of our business because, in contrast to statement of operations metrics that rely principally on revenue and profitability, cash flow from operating activities and free cash flow capture the changes in operating assets and liabilities during the year and the effect of noncash items such as depreciation and stock-based compensation. We believe that, for similar reasons, this metric is often used by security analysts, investors and other interested parties in the evaluation of companies offering cloud-based or other software solutions.

The term “free cash flow” is not defined under GAAP, and is not a measure of operating income, operating performance or liquidity presented in accordance with GAAP. All or a portion of free cash flow may be unavailable for discretionary expenditures. Free cash flow has limitations as an analytical tool, and, when assessing our operating performance, you should not consider free cash flow in isolation from or as a substitute for data, such as net income (loss), derived from financial statements prepared in accordance with GAAP.

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Cash flows from operating activities	$532	$149
Contingent purchase price payments to Mobile Collect	(271)	(163)
Purchases of property and equipment	(381)	(246)

Free cash flow (non-GAAP)	$(120)	$(260)

Our operating activities provided net cash in the amount of $532,000 for the three months ended March 31, 2012 reflecting a net loss of $247,000, which was offset by non-cash charges and changes in working capital of $779,000 consisting primarily of (a) a decrease in accounts receivable, prepaid expenses and other current assets of $642,000, primarily due to the timing of receipts from our clients, (b) depreciation and amortization expense of $744,000 and (c) stock-based compensation expense of $242,000, partially offset by an income tax benefit of $887,000.

Free cash flow in each of the periods presented reflects, in addition to the factors driving cash flows from operating activities, our purchases of property and equipment, which consists primarily of computer equipment and software, and our payments of contingent purchase price in connection with our acquisition of the assets of Mobile Collect in 2008.

Revenue Metrics

Management tracks revenues by mobile, voice and other in order to review and evaluate our delivery channels. Mobile revenues are generated from any form of consumer interaction through a mobile device, excluding any of the voice channels. Voice revenues are generated from automated voice messaging and our hosted dialer. Other revenues include revenue attributable to email, professional services and access fees. For the three months ended March 31, 2012, voice revenues were $7.4 million, mobile revenues were $2.7 million and other revenues were $1.0 million, or 67%, 24% and 9% of total revenues, respectively. For the three months ended March 31, 2011, voice revenues were $7.2 million, mobile revenues were $1.5 million and other revenues were $500,000, or 78%, 16% and 6% of total revenues, respectively. The dollar and percentage increases in mobile revenues reflected both (a) growth in our existing business, which increased by 35% on a dollar basis, and (b) additional revenue from our acquisitions of SmartReply in June 2011 and 2ergo Americas in February 2012. We expect mobile revenues to continue to increase, both in dollars and as a percentage of total revenues, for the foreseeable future.

Management also tracks revenues by certain quarterly client metrics:

•

Management evaluates client concentration in part by monitoring the aggregate percentage of total revenue generated in a quarter from our 20 largest clients (by revenue) in that quarter. Our 20 largest clients for the three months ended March 31, 2012 accounted for 69% of total revenues, compared to 74% in the three months ended March 31, 2011. The percentage decrease was primarily due to our acquisitions of the SmartReply and 2ergo Americas operations, which typically generate revenue at a lower level per client than our existing operations.

•

Management evaluates client retention in part by reviewing the aggregate percentage of total revenue generated in a quarter from the 50 largest clients in the previous quarter. Our 50 largest clients in the three months ended December 31, 2011 generated 84% of our total revenues in the three months ended March 31, 2012. In comparison, our 50 largest clients in the three months ended December 31, 2010 generated 88% of our total revenues in the three months ended March 31, 2011. The lower percentage was primarily due to the lower level of revenue per client attributable to the SmartReply and 2ergo Americas operations.

•

Management evaluates client momentum in part by tracking the number of clients that generated greater than $250,000 of revenue in a quarter. Nine clients generated more than $250,000 in revenue for the three months ended March 31, 2012, as compared to ten in the comparable period of 2011.

Results of Operations

The following table sets forth selected statements of operations data for the three months ended March 31, 2012 and 2011 indicated as percentages of revenues.

	Three Months Ended March 31,
	2012	2011
Statement of Operations Data:
Revenues	100.0%	100.0%
Cost of revenues	39.6	41.1

Gross margin	60.4	58.9

Operating expenses:
Research and development	15.3	16.9
Sales and marketing	34.9	37.0
General and administrative	20.8	21.1

Total operating expenses	71.0	75.0

Operating loss	(10.6)	(16.1)
Interest and other income	0.4	0.1

Loss before income tax benefit	(10.2)	(16.0)
Income tax benefit	8.0	—

Net loss	(2.2)%	(16.0)%

Comparison of Three Months Ended March 31, 2012 and 2011

Revenues

	Three Months Ended March 31,				Quarter-to-
	2012		2011		Quarter Change
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	Percentage Change
	(dollars in thousands)

Revenues	$11,081	100.0%	$9,163	100.0%	$1,918	20.9%

The $1.9 million increase in revenues for the three months ended March 31, 2012 as compared to the same period in 2011 was mainly due to the acquisitions of SmartReply in June 2011 and 2ergo Americas in February 2012. Revenues from legacy clients of SmartReply and 2ergo Americas totaled $1.3 million and $280,000, respectively. In addition, revenues from existing clients increased $331,000 and revenues from new clients, excluding legacy clients of SmartReply and 2ergo Americas, totaled $43,000. Overall, voice revenues increased $248,000, mobile revenues increased $1.2 million and other revenues increased $455,000 for the three months ended March 31, 2012 as compared to the same period in 2011. Voice, mobile and other revenues as a percentage of total revenues were 67%, 24% and 9% in the first quarter of 2012, respectively, compared to 78%, 16% and 6% in the same period in 2011, respectively. The growth of mobile revenues is a trend we expect to continue.

Cost of Revenues and Gross Profit

	Three Months Ended March 31,				Quarter-to-
	2012		2011		Quarter Change
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	Percentage Change
	(dollars in thousands)

Cost of revenues	$4,387	39.6%	$3,762	41.1%	$625	16.6%
Gross profit	6,694	60.4	5,401	58.9	1,293	23.9

The $625,000 increase in cost of revenues for the three months ended March 31, 2012 as compared to the same period in 2011 reflected a $364,000 increase in telephony expense mainly due to higher delivery costs and a $278,000 increase in text and email costs primarily due to higher client usage. Fixed costs, including compensation expense and infrastructure costs, remained flat for the three months ended March 31, 2012 as compared to the same period in 2011, resulting in the improvement to our gross profit margin.

Operating Expenses

	Three Months Ended March 31,				Quarter-to-
	2012		2011		Quarter Change
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	Percentage Change
	(dollars in thousands)

Research and development	$1,694	15.3%	$1,546	16.9%	$148	9.6%
Sales and marketing	3,869	34.9	3,393	37.0	476	14.0
General and administrative	2,304	20.8	1,939	21.1	365	18.8

Total operating expenses	$7,867	71.0%	$6,878	75.0%	$989	14.4%

Research and Development. The $148,000 increase in research and development expenses for the three months ended March 31, 2012 as compared to the same period in 2011 was primarily attributable to a $184,000 increase in personnel related costs and a $30,000 increase in travel related costs, partially offset by an $83,000 decrease in consulting fees. Of the $184,000 increase in personnel costs, $81,000 consisted of expenses attributable to four employees added in connection with the SmartReply and 2ergo Americas acquisitions.

Sales and Marketing. The $476,000 increase in sales and marketing expenses for the three months ended March 31, 2012 as compared to the same period in 2011 resulted primarily from a $340,000 increase in amortization expense mainly related to customer lists purchased in recent acquisitions, a $61,000 increase in marketing program expenses and a $42,000 increase in recruiting fees.

General and Administrative. The $365,000 increase in general and administrative expenses for the three months ended March 31, 2012 as compared to the same period in 2011 resulted primarily from a $166,000 increase in legal fees due to ongoing litigation as described in Note 5 to our consolidated financial statements, a $116,000 increase in consulting fees for various administrative projects and a $54,000 increase to estimated contingent consideration related to the SmartReply asset acquisition.

Operating Loss and Other Income

	Three Months Ended March 31,				Quarter-to-
	2012		2011		Quarter Change
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	Percentage Change
	(dollars in thousands)

Operating loss	$(1,173)	(10.6)%	$(1,477)	(16.1)%	$304	20.6%
Interest and other income	39	0.4	11	0.1	28	254.5

Loss before income tax benefit	$(1,134)	(10.2)%	$(1,466)	(16.0)%	$332	22.6%

The $28,000 increase in interest and other income for the three months ended March 31, 2012 as compared to the same period in 2011 resulted primarily from a $14,000 increase in interest income on our investments and a $14,000 increase in foreign currency gains resulting from the revaluation of accounts receivable and accounts payable balances denominated in foreign currency.

Income Tax Benefit and Net Loss

We recognized a net loss of $247,000 for the three months ended March 31, 2012 as compared to a net loss of $1.5 million for the same period in 2011. This difference principally reflects a decrease in our operating loss for the three months ended March 31, 2012 and an income tax benefit of $887,000 recorded during the period. The tax benefit resulted from the release of valuation allowance against our deferred tax assets primarily due to the recognition of deferred tax liabilities related to the acquisition of intangibles from 2ergo Americas in February 2012.

Liquidity and Capital Resources

Resources

Since our inception, we have funded our operations primarily with proceeds from private placements of preferred stock and our initial public offering of common stock, borrowings under credit facilities and, more recently, cash flow from operations.

We believe our existing cash and cash equivalents and short-term investments, our projected cash flow from operating activities, and our borrowings available under our existing credit facility will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future working capital requirements will depend on many factors, including the rates of our revenue growth, our introduction of new features for our multi-channel services, and our expansion of research and development and sales and marketing activities. To the extent our cash and cash equivalents and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies and products. If additional funding is required, we may not be able to obtain bank credit arrangements or to effect an equity or debt financing on terms acceptable to us or at all.

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

As of March 31, 2012, no amounts were outstanding under the existing credit agreement and letters of credit totaling $426,000 had been issued in connection with our facility leases.

Operating Cash Flow

For a discussion of our cash flow from operating activities, see “— Additional Key Measures of Financial Performance.”

Working Capital

The following table sets forth selected working capital information:

	March 31, 2012	December 31, 2011
	(In thousands)
Cash and cash equivalents	$15,849	$17,706
Short-term investments	8,754	10,976
Accounts receivable, net of allowance for doubtful accounts	8,042	8,163
Working capital	$29,066	$33,491

Our cash and cash equivalents at March 31, 2012 were unrestricted and held for working capital purposes. These funds were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes.

Our short-term investments are comprised of commercial paper, certificate of deposits and U.S. government agency bonds.

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. Fluctuations vary depending on cash collections, client mix and the volume of monthly usage of our services.

Requirements

Capital Expenditures

In recent years, we have made capital expenditures primarily to acquire computer hardware and software and, to a lesser extent, furniture and leasehold improvements to support the growth of our business. Our capital expenditures totaled $381,000 for the three months ended March 31, 2012. We intend to continue to invest in our infrastructure in an effort to ensure our continued ability to enhance our platform, introduce new features and maintain the reliability of our network. We also intend to continue to make investments in our computer equipment and systems. We expect our capital expenditures for these purposes will approximate $1.1 million for the last nine months of 2012. We are not currently party to any purchase contracts related to future capital expenditures.

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

As of March 31, 2012, we had repurchased 149,094 shares of our common stock at a cost of $390,000 under the program.

Contractual Obligations and Requirements

In February 2008, we acquired substantially all of the assets of Mobile Collect, a privately held company that provided text messaging and mobile communications solutions. The acquisition price included cash payments of $500,000 upon closing and requires contingent cash payments of up to $2.0 million payable quarterly through 2013 in the event that certain established financial targets are satisfied through the operation of the acquired assets. As of March 31, 2012, the $2.0 million target was reached and the final payment of $227,000 will be made in the second quarter of 2012.

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

Except for the contingent cash payments that may be required in connection with the Mobile Collect and SmartReply acquisitions, our contractual obligations have remained substantially unchanged from those reported in our Annual Report on Form 10-K for the year ended December 31, 2011.

Off-Balance-Sheet Arrangements

As of March 31, 2012, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the SEC.

Critical Accounting Policies

We prepare our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions. We reaffirm the critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.

At March 31, 2012, we had unrestricted cash and cash equivalents totaling $15.8 million. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents were held for working capital purposes. At March 31, 2012, we also had short-term investments of $8.8 million, consisting primarily of commercial paper and U.S. government agency bonds, which were all classified as available-for-sale. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates and a hypothetical ten-percent change in interest rates would not have a material effect on our financial statements. Declines in interest rates, however, would reduce future investment income.

Item 4.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 6, 2012, we delivered a letter agreement to GameStop, in which we agreed to indemnify GameStop in relation to the Karayan Litigation. After investigation, we determined to deliver the letter agreement dated January 6, 2012 in order to, pursuant to the provisions of our Master Pricing Agreement with GameStop, (a) indemnify GameStop for damages, losses and fees resulting from the aspects of the Karayan Litigation relating to mobile termination text messages and (b) confirm that we will take sole control over the defense, and any settlement, of those aspects of the Karayan Litigation. In addition to claims relating to mobile termination text messages, the Karayan Litigation also asserts claims alleging that GameStop is liable to certain of its customers because it failed to obtain prior express consent to the delivery of text messages. In the letter agreement, we reserved our rights concerning any argument that we may have as to our obligation to indemnify GameStop with respect to the aspects of the Karayan Litigation relating to the alleged lack of prior express consent. We have filed a motion to transfer venue to the Northern District of Texas, and a hearing date on that motion is scheduled for May 7, 2012.

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

Sager Litigation

On January 11, 2012, a class action litigation, which we refer to as the Sager Litigation, was filed against Bank of America and us as co-defendants. The Sager Litigation alleges that we and Bank of America sent text messages to the plaintiff without the plaintiff’s prior express consent, in violation of the TCPA. Plaintiff is seeking confirmation of a class of individuals who received unauthorized text message solicitations from us. Our response to the complaint in the Sager Litigation is due on May 7, 2012. We intend to defend vigorously against the claims in the Sager Litigation that allege we violated provisions of the TCPA in delivering text messages. We are continuing to investigate this matter. At this time it is not possible for us to estimate the amount of damages, losses, fees and other expenses that we will incur as the result of the Sager Litigation, but such an amount could have a material adverse effect on our business, financial condition and operating results. Even if we succeed in defending against the Sager Litigation, we are likely to incur substantial costs and our management’s attention will be diverted from our operations.

See “Item 1A. Risk Factors – We could be subject to significant penalties or damages if our clients violate U.S. federal or state restrictions on the use of artificial or prerecorded messages to contact wireless telephone numbers, and our business and operating results could be substantially harmed if those restrictions make our service unavailable or less attractive.”

Club Texting and TextPower Litigations

On April 5, 2012, a class action litigation, which we refer to as the Club Texting Litigation, was filed against numerous defendants, including us. On April 6, 2012, a related class action litigation, which we refer to as the TextPower Litigation, was filed against numerous defendants, including us. In both the Club Texting Litigation and the TextPower Litigation, we are named as successor-in-interest to 2ergos Americas, which we acquired in February 2012. Both the Club Texting Litigation and the TextPower Litigation allege that the named mobile telecom companies and aggregators violated the Sherman Act through the use of various common short code requirements related to the sending of text messages by businesses to consumers. Further, both the Club Texting Litigation and the TextPower Litigation are seeking confirmation of a class of entities and persons who leased a common short code from Neustar, Inc. and sent or received text messages through one or more aggregators. We have served an indemnification claim on 2ergo Group plc, the former parent company of 2ergo Americas, in relation to both the Club Texting Litigation and the TextPower Litigation, but we intend to defend vigorously against the claims in the Club Texting Litigation and the TextPower Litigation that allege violations of the Sherman Act. At this time it is not possible for us to estimate the amount of damages, losses, fees and other expenses that we will incur as the result of the Club Texting Litigation or the TextPower Litigation, but such an amount could have a material adverse effect on our business, financial condition and operating results. Even if we succeed in defending against the Club Texting Litigation and the TextPower Litigation, we are likely to incur substantial costs and our management’s attention will be diverted from our operations.

See “Item 1A. Risk Factors – Our recent acquisitions and any future acquisitions may be difficult to integrate, disrupt our business, dilute stockholder value, divert management attention, and subject us to third-party claims or other unexpected costs.”

Other Proceedings

The customer communications industry is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights as well as improper hiring practices. As a result, we may be involved in various legal proceedings from time to time.

Our recently acquired subsidiary 2ergos Americas received a notice from one of its clients requesting indemnification in connection with a patent infringement lawsuit initiated against the client based in part on various alleged web and mobile applications supplied by 2ergos Americas to that client. We are investigating this matter to evaluate the extent, if any, to which we are required to indemnify the client for damages, losses and fees resulting from the lawsuit. At this time it is not possible for us to estimate the amount, if any, for which we may be responsible under our indemnification obligations to this client, but it is possible that such an amount may be substantial. We have served an indemnification claim on 2ergo Group plc, the former parent company of 2ergo Americas, in relation to this request.

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

On January 6, 2012, we delivered a letter agreement to GameStop, in which we agreed to indemnify GameStop in relation to the Karayan Litigation. After investigation, we determined to deliver the letter agreement dated January 6, 2012 in order to, pursuant to the provisions of our Master Pricing Agreement with GameStop, (a) indemnify GameStop for damages, losses and fees resulting from the aspects of the Karayan Litigation relating to mobile termination text messages and (b) confirm that we will take sole control over the defense, and any settlement, of those aspects of the Karayan Litigation. In addition to claims relating to mobile termination text messages, the Karayan Litigation also asserts claims alleging that GameStop is liable to certain of its customers because it failed to obtain prior express consent to the delivery of text messages. In the letter agreement, we reserved our rights concerning any argument that we may have as to our obligation to indemnify GameStop with respect to the aspects of the Karayan Litigation relating to the alleged lack of prior express consent. We have filed a motion to transfer venue to the Northern District of Texas, and a hearing date on that motion is scheduled for May 7, 2012.

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

The insurers under our existing liability insurance policy could deny coverage of a future claim that results from an error or defect in our platforms or a resulting disruption in our services, or our existing liability insurance might not be adequate to cover all of the damages and other costs of such a claim. Moreover, we cannot assure you that our current liability insurance coverage will continue to be available to us on acceptable terms or at all. The successful assertion against us of one or more large claims that exceed our insurance coverage, or the occurrence of changes in our liability insurance policy, including an increase in premiums or imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition and operating results. Even if we succeed in litigation with respect to a claim, we are likely to incur substantial costs and our management’s attention will be diverted from our operations.

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

Our recent acquisitions and any future acquisitions may be difficult to integrate, disrupt our business, dilute stockholder value, divert management attention, and subject us to third-party claims or other unexpected costs.

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

•

2ergo Americas. We have just begun the process of integrating the operations, technology and personnel of 2ergo Americas. We expect this process will be more complex than in our previous acquisitions due to the need to integrate elements of the 2ergo Americas software platform with our platforms and to the complexities likely to be involved in addressing certain technologies previously shared by 2ergo Americas and its parent. We acquired 2ergo Americas in order to broaden our client base and gain technology and personnel, and we will be unable to recognize the anticipated benefits of the acquisition if we are unable to integrate the acquired technology effectively in a timely manner or if we fail to maintain and incentivize the former 2ergo Americas employees in a manner that enables us to maintain existing clients and add additional mobile marketing clients. In April 2012, two related class action litigations were filed against numerous defendants, including us in our capacity as successor-in-interest to 2ergo Americas, alleging violations of antitrust laws that purportedly occurred before we acquired 2ergo Americas. We may incur damages and other expenses as a result of these litigations, or as the result of other actions of 2ergo Americas occurring prior to the acquisition, that could have a material adverse effect on our business, financial condition and operating results. In addition, any such matters could divert management’s attention from our operations.

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

We sell our hosted customer contact services for use in the collections process by accounts receivable management agencies and by large in-house accounts receivable management departments. Revenues from these businesses represented 65% of our revenues in the first three months of 2012, 70% of our revenues in 2011, 75% of our revenues in 2010 and 77% of our revenues in 2009. We expect that revenues from accounts receivable management businesses will continue to account for a substantial part of our revenues for the foreseeable future.

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

Moreover, two clients accounted for a total of 20% of our revenues in the first three months of 2012, 23% of our revenues in 2011, 23% of our revenues in 2010 and 29% of our revenues in 2009. One of these clients is an accounts receivable management agency and the other is a large in-house accounts receivable management department of a telecommunications business. In addition to the risks associated with accounts receivable management businesses in general, our business, financial condition and operating results would be negatively affected if either of these clients were to significantly decrease the extent to which it uses our hosted customer contact services.

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

Revenues from clients in the accounts receivable management industry and large in-house, or first-party, accounts receivable management departments represented 65% of our revenues in the first three months of 2012, 70% of our revenues in 2011, 75% of our revenues in 2010 and 77% of our revenues in 2009. These clients’ use of our services is affected by an array of complex federal and state laws and regulations. The U.S. Fair Debt Collection Practices Act, or FDCPA, limits debt collection communications by clients in the accounts receivable management industry, including third parties retained by creditors. For example, the FDCPA prohibits abusive, deceptive and other improper debt collection practices, restricts the timing and content of communications regarding a debt or a debtor’s location, and allows consumers to opt out of receiving debt collection communications. In general, the FDCPA also prohibits the use of debt collection communications to cause debtors to incur more debt. Many states impose additional requirements on debt collection communications, including limits on the frequency of debt collection calls, and some of those requirements may be more stringent than the comparable federal requirements. Moreover, debt collection communications are subject to new regulations, as well as changing regulatory interpretations that may be inconsistent among different jurisdictions. For example, in February 2012 the Federal Communications Commission, or FCC, modified its rules to require opt-in for all prerecorded calls made to mobile phones, which limits our clients’ ability to use our services to call a mobile phone for the purposes of collections without having prior written consent from a customer. Our business, financial position and operating results could be substantially harmed by the adoption or interpretation of U.S. federal or state laws or regulations that make our services either unavailable or less attractive for debt collection communications by existing and potential clients.

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

Our services provide our clients with the capability to transmit artificial and prerecorded messages. Although our services are designed to enable a client to screen a contact list to remove wireless telephone numbers, a client may determine that prerecorded communication to certain wireless telephone numbers are permitted because the recipients previously have consented to receiving such communication. We cannot ensure that, in using our services for a campaign, a client removes from its contact list the names of all persons who are associated with wireless telephone numbers and who have not consented to receiving artificial or prerecorded communication. On January 11, 2012, a class action litigation, which we refer to as the Sager Litigation, was filed against Bank of America and us as co-defendants. The Sager Litigation alleges that we and Bank of America sent text messages to the plaintiff without the plaintiff’s prior express consent, in violation of the TCPA. Plaintiff is seeking confirmation of a class of individuals who received unauthorized text message solicitations from us. We intend to defend vigorously against the claims in the Sager Litigation that allege we violated provisions of the TCPA in delivering text messages. We are continuing to investigate this matter. At this time it is not possible for us to estimate the amount of damages, losses, fees and other expenses that we will incur as the result of the Sager Litigation, but such an amount could have a material adverse effect on our business, financial condition and operating results. Even if we succeed in defending against the Sager Litigation, we are likely to incur substantial costs and our management’s attention will be diverted from our operations.

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

As of April 30, 2012, our executive officers and directors and their affiliated entities, in the aggregate, beneficially owned 46% of our common stock. In particular, affiliates of North Bridge Ventures Partners, including James A. Goldstein, one of our directors, in the aggregate, beneficially owned 29% of our common stock. Our executive officers, directors and their affiliated entities, if acting together, are able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. These stockholders may have interests that differ from those of other investors, and they might vote in a way with which other investors disagree. The concentration of ownership of our common stock could have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and could negatively affect the market price of our common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases of our common stock that were made by us during the quarter ended March 31, 2012.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 1 to 31, 2012	27,600	$2.35	27,600

February 1 to 29, 2012	26,750	2.92	26,750

March 1 to 31, 2012	33,850	3.10	33,850

Total	88,200	$2.81	88,200	$359,821

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Calculation Linkbase Document

101.LAB#	XBRL Taxonomy Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

#	Pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934 and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SoundBite Communications, Inc.

Date: May 7, 2012	By:	/s/ James A. Milton
James A. Milton
President and Chief Executive Officer

Date: May 7, 2012	By:	/s/ Robert C. Leahy
Robert C. Leahy
Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Calculation Linkbase Document

101.LAB#	XBRL Taxonomy Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

#	Pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934 and otherwise is not subject to liability under these sections.