Form 10-Q
period 2012-06-30
SOUNDBITE COMMUNICATIONS INC
filed 2012-08-06
CIK 1163698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

As of July 31, 2012, there were 16,430,601 shares of the registrant’s common stock, $.001 par value per share, outstanding.

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,979	$17,706
Short-term investments	7,240	10,976
Accounts receivable, net of allowance for doubtful accounts of $164 at June 30, 2012 and $166 at December 31, 2011	8,053	8,163
Prepaid expenses and other current assets	1,738	1,419

Total current assets	34,010	38,264
Property and equipment, net	1,991	2,081
Intangible assets, net	3,622	2,036
Goodwill	6,594	4,286
Other assets	114	118

Total assets	$46,331	$46,785

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,729	$767
Accrued expenses	4,037	3,445
Other current liabilities	211	561

Total current liabilities	5,977	4,773
Long-term contingent consideration payable	879	966
Other liabilities	223	277

Total liabilities	7,079	6,016

Stockholders’ equity:
Common stock, $0.001 par value—75,000,000 shares authorized; 16,807,874 and 16,666,206 shares issued at June 30, 2012 and December 31, 2011; 16,421,280 and 16,410,427 shares outstanding at June 30, 2012 and December 31, 2011	17	17
Additional paid-in capital	71,305	70,681
Treasury stock, at cost—386,594 shares at June 30, 2012 and 255,779 shares at December 31, 2011	(635)	(273)
Accumulated other comprehensive loss	(72)	(72)
Accumulated deficit	(31,363)	(29,584)

Total stockholders’ equity	39,252	40,769

Total liabilities and stockholders’ equity	$46,331	$46,785

See notes to the unaudited condensed consolidated financial statements.

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$10,977	$9,552	$22,058	$18,715
Cost of revenues	4,715	4,070	9,102	7,832

Gross profit	6,262	5,482	12,956	10,883

Operating expenses:
Research and development	1,762	1,448	3,456	2,994
Sales and marketing	4,109	3,388	7,978	6,781
General and administrative	1,919	1,778	4,223	3,717

Total operating expenses	7,790	6,614	15,657	13,492

Operating loss	(1,528)	(1,132)	(2,701)	(2,609)
Interest and other (expense) income, net	(4)	(9)	35	2

Loss before income tax benefit	(1,532)	(1,141)	(2,666)	(2,607)
Income tax benefit	—	905	887	905

Net loss	$(1,532)	$(236)	$(1,779)	$(1,702)

Net loss per common share:
Basic and Diluted	$(0.09)	$(0.01)	$(0.11)	$(0.10)

Weighted average common shares outstanding:
Basic and Diluted	16,428,469	16,428,793	16,412,420	16,408,925

See notes to the unaudited condensed consolidated financial statements.

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,779)	$(1,702)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	674	667
Amortization of intangible assets	914	150
Amortization of premiums paid on short-term investments	10	—
Adjustment to contingent consideration	(166)	—
Provision for bad debts	1	40
Stock-based compensation	487	609
Deferred taxes	(887)	(905)
Gain on disposal of equipment	—	(3)
Change in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	574	60
Prepaid expenses and other current assets	(194)	(592)
Other assets	4	64
Accounts payable	719	(134)
Accrued expenses and other liabilities	237	(852)

Net cash used in operating activities	594	(2,598)

Cash flows from investing activities:
Cash paid related to Mobile Collect acquisition	(498)	(309)
Cash paid related to SmartReply acquisition	—	(2,559)
Cash paid related to 2ergo Americas acquisition	(3,773)	—
Proceeds from sale of equipment	—	3
Purchases of short-term investments	(6,425)	—
Sales and maturities of short-term investments	10,151	—
Purchases of property and equipment	(548)	(395)

Net cash used in investing activities	(1,093)	(3,260)

Cash flows from financing activities:
Proceeds from exercise of stock options	137	43
Treasury stock purchases	(365)	—

Net cash provided by financing activities	(228)	43

Net decrease in cash and cash equivalents	(727)	(5,815)
Cash and cash equivalents, beginning of period	17,706	34,157

Cash and cash equivalents, end of period	$16,979	$28,342

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$6	$4

Supplemental disclosure of non-cash investing activities:
Property and equipment, included in accounts payable	$148	$118

Contingent cash payment to Mobile Collect, included in other current liabilities	$0	$166

See notes to the unaudited condensed consolidated financial statements.

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	NATURE OF BUSINESS

SoundBite Communications, Inc. (the Company) provides cloud-based, multi-channel services that enable businesses to design, execute and measure customer communication campaigns for a variety of marketing, customer care, payment and collection processes. Clients use the SoundBite Engage and SoundBite Insight platforms to communicate proactively with their customers through automated voice messaging, predictive dialing, emails, text messaging and web communications. The Company was incorporated in Delaware in 2000, and its principal operations are located in Bedford, Massachusetts. The Company’s clients are located in the United States and Europe. The Company operates as and reports its operations as a single operating segment and single reporting unit.

2.	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements include all adjustments, consisting of normal and recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2012 and its results of operations and cash flows for the three and six months ended June 30, 2012 and 2011. The results for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. No subsequent events requiring adjustment or disclosure were identified. These condensed consolidated financial statements should be read in conjunction with the audited annual financial statements and notes thereto as of and for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Short-term Investments

The Company invests any excess cash balances in short-term marketable securities, including high-grade commercial paper. These investments are classified as available-for-sale. The average remaining maturity of the marketable securities as of June 30, 2012 was four months. Gains or losses on the sale of investments classified as available-for-sale, if any, are recognized on the specific identification method. Unrealized gains or losses are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ deficit until the security is sold or until a decline in fair value is determined to be other than temporary. The unrealized gain or loss as of June 30, 2012 and December 31, 2011 was immaterial.

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

The Company’s client management organization provides ancillary services to assist clients in selecting service features and adopting best practices that help clients make the best use of the Company’s on-demand service. The Company provides varying levels of support through these ancillary services, from managing an entire campaign to supporting self-service clients. In some cases, ancillary services may be billed to clients based upon a fixed fee or a fixed hourly rate. Revenue from these arrangements are measured using management’s estimated selling price, as determined from a standard rate card. These services typically are of short duration, typically less than one month, and do not involve future obligations. The Company recognizes revenue from these services within the calendar month in which the ancillary services are completed if the four criteria set forth above are satisfied. Revenues attributable to ancillary services are not material and accordingly were not presented as a separate line item in the statements of operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock options	3,680,431	3,338,394	3,680,431	3,338,394
Restricted stock	34,543	60,759	34,543	60,759

Total	3,714,974	3,399,153	3,714,974	3,399,153

Comprehensive Loss

For the three and six months ended June 30, 2012 and 2011, the total comprehensive loss was equal to the net loss.

4.	ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Payroll related items	$1,208	$1,089
Professional fees	605	247
Telephony	567	503
Sales and use tax	423	510
Other	1,234	1,096

Total	$4,037	$3,445

5.	COMMITMENTS AND CONTINGENCIES

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

On January 6, 2012, the Company delivered a letter agreement to GameStop, in which the Company agreed to indemnify GameStop in relation to the Karayan Litigation. After investigation, it was determined to deliver the letter agreement dated January 6, 2012 in order to, pursuant to the provisions of the Company’s Master Pricing Agreement with GameStop, (a) indemnify GameStop for damages, losses and fees resulting from the aspects of the Karayan Litigation relating to mobile termination text messages and (b) confirm that the Company will take sole control over the defense, and any settlement, of the Karayan Litigation. In addition to claims relating to mobile termination text messages, the Karayan Litigation also asserts claims alleging that GameStop is liable to certain of its customers because it failed to obtain prior express consent to the delivery of text messages. In the letter agreement, the Company reserved its rights concerning any argument that it may have as to its obligation to indemnify GameStop with respect to the aspects of the Karayan Litigation relating to the alleged lack of prior express consent. The Company has filed a motion to dismiss or in the alternative stay the litigation pending a determination by the Federal Communications Commission in relation to the Company’s Petition for Declaratory Ruling on mobile termination messages. In response to the motion, plaintiff agreed to seek a stay of the litigation from the court until such time as the Federal Communications Commission has ruled on the Company’s Petition for Declaratory Ruling.

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

Sager Litigation

On January 11, 2012, a class action litigation, which the Company refers to as the Sager Litigation, was filed against Bank of America and the Company as co-defendants. The Sager Litigation alleges that the Company and Bank of America sent text messages to the plaintiff without the plaintiff’s prior express consent, in violation of the TCPA. Plaintiff is seeking confirmation of a class of individuals who received unauthorized text message solicitations sent on behalf of the Company. On June 21, 2012, the Company moved to stay the litigation pending, among other things, a determination by the Federal Communications Commission in relation to the Company’s Petition for Declaratory Ruling on mobile termination messages. The hearing on the motion to stay is set for September 14, 2012. The Company intends to defend vigorously against the claims in the Sager Litigation that allege it violated provisions of the TCPA in delivering text messages. The Company is continuing to investigate this matter. At this time it is not possible for the Company to estimate the amount of damages, losses, fees and other expenses that it will incur as the result of the Sager Litigation, but such an amount could have a material adverse effect on its business, financial condition and operating results. Even if the Company succeeds in defending against the Sager Litigation, it is likely to incur substantial costs and management’s attention will be diverted from its operations.

On June 18, 2012 the Company received a notice from Bank of America requesting indemnification in connection with the Sager Litigation. The Company is investigating this matter to evaluate the extent, if any, to which it is required to indemnify the client for damages, losses and fees resulting from the lawsuit. At this time it is not possible to estimate the amount, if any, for which the Company may be responsible under its indemnification obligations to Bank of America, but it is possible that such an amount may be substantial.

A2P SMS Antitrust Litigation

On April 5, 2012, a class action litigation, which the Company refers to as the Club Texting Litigation, was filed against numerous defendants, including the Company. On April 6, 2012, a related class action litigation, which the Company refers to as the TextPower Litigation, was filed against numerous defendants, including the Company. On May 10, 2012, a further related class action litigation, which the Company refers to as the iSpeedBuy litigation, was filed against numerous defendants, including the Company. On June 14, 2012, a consolidated class action complaint, which the Company refers to as the A2P SMS Antitrust Litigation, was filed that amended and consolidated the Club Texting Litigation, TextPower Litigation and iSpeedBuy Litigation. In the A2P SMS Antitrust Litigation, the Company is named as alleged successor-in-interest to 2ergos Americas, which the Company acquired in February 2012. The A2P SMS Antitrust Litigation alleges that the named mobile telecom companies and alleged aggregators violated antitrust provisions set forth in the Sherman Act through the use of various common short code requirements related to the sending of text messages by businesses to consumers. Further, both the A2P SMS Antitrust Litigation is seeking confirmation of a class of entities and persons who leased a common short code from Neustar, Inc. and sent or received text messages through one or more aggregators. All of the alleged violations occurred prior to the Company’s acquisition of 2ergo Americas, and the Company has served an indemnification claim on 2ergo Group plc, the former parent company of 2ergo Americas, in relation to the A2P SMS Antitrust Litigation. In connection with the acquisition, $750,000 was deposited in an escrow account to secure claims by the Company for breaches of representations and warranties made with respect to 2ergo Americas (see Note 9). The Company intends to defend vigorously against the claims in the A2P SMS Antitrust Litigation that allege violations of the Sherman Act. At this time it is not possible for the Company to estimate the amount of damages, losses, fees and other expenses that it will incur as the result of the A2P SMS Antitrust Litigation, but such an amount could have a material adverse effect on its business, financial condition and operating results. Even if the Company succeeds in defending against the A2P SMS Antitrust Litigation, it is likely to incur substantial costs and management’s attention will be diverted from its operations.

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

6.	STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenues	$10	$11	$21	$21
Research and development	43	52	97	106
Sales and marketing	76	113	148	229
General and administrative	116	124	221	253

Total stock-based compensation	$245	$300	$487	$609

As of June 30, 2012, the total compensation cost related to stock-based awards granted to employees and directors but not yet recognized was $1.4 million, net of estimated forfeitures. These costs will be amortized on a straight-line basis over a weighted average period of 2.3 years.

7.	GOODWILL AND INTANGIBLES

In February 2008, the Company acquired substantially all of the assets of Mobile Collect, Inc (Mobile Collect). Mobile Collect was a privately held company that provided text messaging and mobile communications solutions. The acquisition included cash payments of $500,000 upon closing and contingent cash payments of up to $2.0 million payable through 2013 upon Mobile Collect achieving certain established financial targets. The contingent cash payments are recognized as additions to goodwill as the consideration is determined and becomes payable. The $2.0 million target was reached during the three month period ended March 31, 2012 and the final payment of $227,000 was made during the three month period ended June 30, 2012.

In June 2011, the Company acquired key assets and assumed certain liabilities of SmartReply, a mobile marketing company located in Irvine, California. The acquisition included cash payments of $3.2 million. Approximately $1.0 million of the purchase price was deposited in escrow to secure the seller’s representations and indemnifications and, subject to claims for damages, is expected to be distributed to the seller in installments over the two years following the acquisition. Contingent consideration arrangements in the form of an earn-out require cash payments currently estimated at $1.4 million, but up to a maximum of $8.9 million. The first earn-out period was completed as of June 30, 2012 and a payment of $211,000 will be made in the third quarter of 2012. Subsequent annual payments will be determined over the next two years based upon year-over-year revenue growth in the Company’s mobile marketing business.

In February 2012, the Company acquired 2ergo Americas. Refer to Note 9 for further details of the transaction.

The change in the carrying amount of goodwill during the six-month period ended June 30, 2012, which is subject to future impairment considerations, is as follows (in thousands):

Balance at January 1, 2012	$4,286
Mobile Collect contingent payments	227
2ergo Americas acquisition (Note 9)	2,081

Balance at June 30, 2012	$6,594

Intangible assets consisted of the following (in thousands):

	Gross Value	Accumulated Amortization	Net Carrying Value
June 30, 2012
Technology	$600	$76	$524
Non-compete agreements	40	20	20
Customer relationships	4,540	1,754	2,786
Tradenames	28	14	14
Internal-use software	500	222	278

	$5,708	$2,086	$3,622

December 31, 2011
Technology	$10	$10	$—
Non-compete agreements	20	15	5
Customer relationships	2,650	1,000	1,650
Tradenames	28	8	20
Internal-use software	500	139	361

	$3,208	$1,172	$2,036

The Company is amortizing the 2ergo Americas, SmartReply and Mobile Collect identifiable intangible assets, as well as its internal-use software, over their estimated useful lives of two to five years using methods that most closely relate to the depletion of these assets. Estimated annual amortization expense related to these intangible assets for the next five years is as follows (in thousands):

Year Ending December 31,	Amount
2012	$1,772
2013	1,570
2014	1,055
2015	139
2016	—

Total	$4,536

8.	FAIR VALUE

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

Level 1 – Quoted prices in active markets for identical assets or liabilities

Level 2 – Other inputs that are directly or indirectly observable in the marketplace

Level 3 – Unobservable inputs that are supported by little or no market activity

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

At June 30, 2012 and December 31, 2011, the money market funds and U.S. government agency bonds were valued based upon quoted prices for the specific securities in an active market and therefore classified as Level 1. At June 30, 2012 and December 31, 2011, the commercial paper and certificate of deposits were valued on the basis of valuations provided by third-party pricing services, as derived from such services’ pricing models. Inputs to the models may include, but are not limited to, reported trades, executable bid and asked prices, broker/dealer quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events. The pricing services may use a matrix approach, which considers information regarding securities with similar characteristics to determine the valuation for a security, and are therefore classified as Level 2.

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

Assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of June 30, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
June 30, 2012:
Assets:
Money market fund deposits	$16,248	$—	$—	$16,248
Short-term investments
Commercial paper	—	6,450	—	6,450
Certificate of deposit	—	800	—	800
Liabilities:
Liability for contingent consideration	—	—	1,090	1,090

December 31, 2011:
Assets:
Money market fund deposits	16,273	—	—	16,273
Short-term investments
Commercial paper	—	5,594	—	5,594
U.S. government agency bonds	4,583	—	—	4,583
Certificate of deposit	—	799	—	799
Liabilities:
Liability for contingent consideration	$—	$—	$1,256	$1,256

The liability for contingent consideration decreased $166,000 from December 31, 2011 to June 30, 2012 due to a fair value adjustment based upon the passage of time and a decrease in the revenue assumptions for the acquired business. A reconciliation of the beginning and ending liability for contingent consideration is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Beginning Balance	$1,310	$—	$1,256	$—
Additions	—	1,158	—	1,158
Changes in fair value (included within general and administrative expenses)	(220)	—	(166)	—
Payments	—	—	—	—

Ending Balance	$1,090	$1,158	$1,090	$1,158

9.	ACQUISITION

In February 2012, the Company acquired 2ergo Americas, the U.S. operations of 2ergo Group plc, for a cash purchase price of $3.8 million, with $750,000 of this deposited into an escrow account. 2ergo Americas was a mobile marketing business and marketing solutions company located in Arlington, Virginia. The Company purchased 2ergo Americas in order to extend its client base to include leading companies in the telecom, media and consumer packaged goods industries while enhancing its existing mobile marketing offering. The purchase of 2ergo Americas is consistent with the Company’s strategy to expand its capabilities and customer base in mobile marketing and the excess of the purchase price over the net assets acquired represents potential revenue enhancements/synergies from its existing customer base and the assembled workforce of 2ergo Americas. The Company allocated the total purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the closing date and recorded the excess of purchase price over the aggregate fair values as goodwill. Revenues generated from clients acquired as part of the 2ergo Americas acquisition during the three and six months ended June 30, 2012 were $785,000 and $1.1 million, respectively. Operating loss for the three and six months ended June 30, 2012 was $500,000 and $556,000, respectively.

Transaction costs related to the 2ergo Americas acquisition totaled approximately $250,000 and have been reported in the Consolidated Statement of Operations within general and administrative expenses for the six month period ended June 30, 2012. The acquisition has been accounted for under the purchase method of accounting and accordingly, the results of operations of 2ergo Americas have been included in the accompanying financial statements in the periods following the date of acquisition. The Company recorded deferred tax liabilities of $887,000, primarily related to the intangible assets acquired with 2ergo Americas, and released a corresponding amount of its deferred tax asset valuation allowance. The $887,000 release of the valuation allowance was recognized as a benefit for income taxes during the six months ending June 30, 2012. Pro forma results of 2ergo Americas’ operations have not been presented because the effect of this acquisition was not material to the Consolidated Statement of Operations.

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

Purchase Price:
Cash paid, net of $27 cash acquired	$3,773

Allocations:
Current assets	$590
Property and equipment	38
Intangible assets:
Customer relationships (3 years)	1,890
Technology (3 years)	590
Non-compete agreement (3 years)	20
Goodwill	2,081

Total assets acquired	5,209

Current liabilities assumed	(479)
Deferred tax liability	(957)

Total liabilities assumed	(1,436)

Total net assets acquired	$3,773

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

Cost of Revenues

Cost of revenues consist primarily of telephony and text message charges, compensation expense for our operations personnel, depreciation and maintenance expense for our platforms, amortization of acquired technology and lease costs for our data center facilities. As we continue to grow our business and add features to our platforms, we expect cost of revenues will continue to increase on an absolute dollar basis. Our annual gross margin was 59.1% in 2011, 59.6% in 2010 and 60.4% in 2009. We currently are targeting a gross margin of 58% to 60% for the foreseeable future. Our gross margin may vary significantly from our target range for a number of reasons, including revenue levels, the mix of types of messaging campaigns executed, as well as the extent to which we build our infrastructure through, for example, significant acquisitions of hardware or material increases in leased data center facilities.

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

Recent Developments

2ergo Americas Acquisition. In February 2012, we acquired 2ergo Americas, the U.S. operations of 2ergo Group plc, for a cash purchase price of $3.8 million (subject to post closing adjustment). 2ergo Americas is a mobile business and marketing solutions company located in Arlington, Virginia and has a current annualized revenue run rate of approximately $3.5 million. Revenues generated from clients acquired as part of the 2ergo Americas acquisition during the three and six months ended June 30, 2012 were $785,000 and $1.1 million, respectively. Operating loss for the three and six months ended June 30, 2012 was $500,000 and $556,000, respectively.

SmartReply Asset Acquisition. In June 2011 we acquired key assets of SmartReply. During the three and six months ended June 30, 2012, revenues generated from clients acquired as part of the acquisition were $1.2 million and $2.5 million, respectively.

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

The term “free cash flow” is not defined under GAAP and is not a measure of operating income, operating performance or liquidity presented in accordance with GAAP. All or a portion of free cash flow may be unavailable for discretionary expenditures. Free cash flow has limitations as an analytical tool and when assessing our operating performance, you should not consider free cash flow in isolation from or as a substitute for data, such as net income (loss), derived from financial statements prepared in accordance with GAAP.

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Cash generated from (used in) operating activities	$594	$(2,598)
Contingent purchase price payments to Mobile Collect	(498)	(309)
Purchases of property and equipment	(548)	(395)

Free cash flow (non-GAAP)	$(452)	$(3,302)

Our operating activities provided net cash in the amount of $594,000 for the six months ended June 30, 2012 reflecting a net loss of $1.8 million, which was offset by non-cash charges and changes in working capital of $2.4 million consisting primarily of (a) depreciation and amortization expense of $1.6 million, (b) an increase in account payable and accrued expenses of $1.0 million, (c) stock-based compensation expense of $487,000 and (d) a net decrease in accounts receivable and prepaid expenses of $380,000, primarily due to the timing of receipts from our clients. These increases were partially offset by a deferred income tax benefit (non-cash) of $887,000.

Free cash flow in each of the periods presented reflects, in addition to the factors driving cash flows from operating activities, our purchases of property and equipment, which consists primarily of computer equipment and software, and our payments of contingent purchase price in connection with our acquisition of the assets of Mobile Collect in 2008.

Revenue Metrics

Management tracks revenues by mobile, voice and other in order to review and evaluate our delivery channels. Mobile revenues are generated from any form of consumer interaction through a mobile device, excluding any of the voice channels. Voice revenues are generated from automated voice messaging and our hosted dialer. Other revenues include revenue attributable to email, professional services and access fees. For the three months ended June 30, 2012, voice revenues were $7.2 million, mobile revenues were $3.2 million and other revenues were $600,000, or 65%, 29% and 6% of total revenues, respectively. For the three months ended June 30, 2011, voice revenues were $7.3 million, mobile revenues were $1.7 million and other revenues were $600,000, or 77%, 17% and 6% of total revenues, respectively. The dollar and percentage increases in mobile revenues reflected both (a) growth in our existing business, which increased by 23% on a dollar basis, and (b) additional revenue from our acquisitions of SmartReply in June 2011 and 2ergo Americas in February 2012. We expect mobile revenues to continue to increase, both in dollars and as a percentage of total revenues, for the foreseeable future.

Management also tracks revenues by certain quarterly client metrics:

•

Management evaluates client concentration in part by monitoring the aggregate percentage of total revenue generated in a quarter from our 20 largest clients (by revenue) in that quarter. Our 20 largest clients for the three months ended June 30, 2012 accounted for 68% of total revenues, compared to 74% in the three months ended June 30, 2011. The percentage decrease was primarily due to our acquisitions of the SmartReply and 2ergo Americas operations, which typically generate revenue at a lower level per client than our existing operations.

•

Management evaluates client retention in part by reviewing the aggregate percentage of total revenue generated in a quarter from the 50 largest clients in the previous quarter. Our 50 largest clients in the three months ended March 31, 2012 generated 87% of our total revenues in the three months ended June 30, 2012. In comparison, our 50 largest clients in the three months ended March 31, 2011 generated 89% of our total revenues in the three months ended June 30, 2011. The lower percentage was primarily due to the lower level of revenue per client attributable to the SmartReply and 2ergo Americas operations.

•

Management evaluates client momentum in part by tracking the number of clients that generated greater than $250,000 of revenue in a quarter. Thirteen clients, three of which were legacy clients of SmartReply, generated more than $250,000 in revenue for the three months ended June 30, 2012, as compared to eight in the comparable period of 2011.

Results of Operations

The following table sets forth selected statements of operations data for the three and six months ended June 30, 2012 and 2011 indicated as percentages of revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Statement of Operations Data:
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	43.0	42.6	41.3	41.8

Gross margin	57.0	57.4	58.7	58.2

Operating expenses:
Research and development	16.1	15.2	15.7	16.0
Sales and marketing	37.4	35.5	36.2	36.2
General and administrative	17.5	18.6	19.1	19.9

Total operating expenses	71.0	69.3	71.0	72.1

Operating loss	(14.0)	(11.9)	(12.3)	(13.9)
Interest and other (expense) income	0.0	0.0	0.2	0.0

Loss before income tax benefit	(14.0)	(11.9)	(12.1)	(13.9)
Income tax benefit	0.0	9.4	4.0	4.8

Net loss	(14.0)%	(2.5)%	(8.1)%	(9.1)%

Comparison of Three Months Ended June 30, 2012 and 2011

Revenues

	Three Months Ended June 30,				Quarter-to- Quarter Change
	2012		2011
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	Percentage Change
	(dollars in thousands)
Revenues	$10,977	100.0%	$9,552	100.0%	$1,425	14.9%

The $1.4 million increase in revenues for the three months ended June 30, 2012 as compared to the same period in 2011 was mainly due to the acquisitions of SmartReply in June 2011 and 2ergo Americas in February 2012. Revenues from legacy clients of SmartReply and 2ergo Americas accounted for $1.7 million of the increase, which was offset in part by a decrease of $287,000 in organic revenue. Overall, voice revenues decreased $130,000, mobile revenues increased $1.6 million and other revenues remained relatively flat for the three months ended June 30, 2012 as compared to the same period in 2011. Voice, mobile and other revenues as a percentage of total revenues were 65%, 29% and 6% in the second quarter of 2012, respectively, compared to 77%, 17% and 6% in the same period in 2011, respectively. We expect mobile revenues to continue to increase, both in dollars and as a percentage of total revenues, for the foreseeable future.

Cost of Revenues and Gross Profit

	Three Months Ended June 30,				Quarter-to- Quarter Change
	2012		2011
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	Percentage Change
	(dollars in thousands)
Cost of revenues	$4,715	43.0%	$4,070	42.6%	$645	15.8%
Gross profit	6,262	57.0	5,482	57.4	780	14.2

The $645,000 increase in cost of revenues for the three months ended June 30, 2012 as compared to the same period in 2011 reflected a $417,000 increase in text message costs due to higher client usage, a $123,000 increase in telephony expense due to higher delivery charges, and a $49,000 increase in amortization expense for acquired technology. The decrease in gross margin for the three months ended June 30, 2012 as compared to the same period in 2011 reflected changes in our client and service mix.

Operating Expenses

	Three Months Ended June 30,				Quarter-to- Quarter Change
	2012		2011
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	Percentage Change
	(dollars in thousands)
Research and development	$1,762	16.1%	$1,448	15.2%	$314	21.7%
Sales and marketing	4,109	37.4	3,388	35.5	721	21.3
General and administrative	1,919	17.5	1,778	18.6	141	7.9

Total operating expenses	$7,790	71.0%	$6,614	69.3%	$1,176	17.8%

Research and Development. The $314,000 increase in research and development expenses for the three months ended June 30, 2012 as compared to the same period in 2011 was primarily attributable to a $294,000 increase in personnel related costs and a $32,000 increase in travel related costs, partially offset by a $45,000 decrease in consulting fees. Of the $294,000 increase in personnel related costs, $126,000 consisted of expenses attributable to five employees added in connection with the SmartReply and 2ergo Americas acquisitions.

Sales and Marketing. The $721,000 increase in sales and marketing expenses for the three months ended June 30, 2012 as compared to the same period in 2011 resulted primarily from a $329,000 increase in amortization expense for customer lists and other acquired intangibles, a $299,000 increase in personnel related costs, primarily due to a net addition of five employees in connection with recent acquisitions, and a $91,000 increase in facility overhead costs.

General and Administrative. The $141,000 increase in general and administrative expenses for the three months ended June 30, 2012 as compared to the same period in 2011 resulted primarily from a $374,000 increase in legal fees mainly due to ongoing litigation as described in Note 5 to our consolidated financial statements, a $164,000 increase in consulting fees for various administrative projects, a $64,000 increase in accounting service fees, and a $55,000 increase in public company costs. These increases were partially offset by a $279,000 decrease in merger and acquisition related costs and a $220,000 fair value adjustment to the liability for contingent consideration related to the SmartReply acquisition.

Operating Loss and Other Expense

	Three Months Ended June 30,				Quarter-to- Quarter Change
	2012		2011
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	Percentage Change
	(dollars in thousands)
Operating loss	$(1,528)	(14.0)%	$(1,132)	(11.9)%	$(396)	(35.0)%
Interest and other expense, net	(4)	0.0	(9)	0.0	5	55.6

Loss before income tax benefit	$(1,532)	(14.0)%	$(1,141)	(11.9)%	$(391)	(34.3)%

The $5,000 decrease in interest and other expense, net for the three months ended June 30, 2012 as compared to the same period in 2011 resulted primarily from higher interest income earned on our investments.

Income Tax Benefit and Net Loss

We recognized a net loss of $1.5 million for the three months ended June 30, 2012 as compared to a net loss of $236,000 for the same period in 2011. This difference principally reflects a decrease in our operating loss for the three months ended June 30, 2012 and an income tax benefit of $905,000 recorded during the period ended June 30, 2011. The tax benefit resulted from the release of valuation allowance against our deferred tax assets in June 2011 that arose when we recorded deferred tax liabilities for the acquisition of intangibles from SmartReply.

Comparison of Six Months Ended June 30, 2012 and 2011

Revenues

	Six Months Ended June 30,				Six Month Period Change
	2012		2011
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	Percentage Change
	(dollars in thousands)
Revenues	$22,058	100.0%	$18,715	100.0%	$3,343	17.9%

The $3.3 million increase in revenues for the six months ended June 30, 2012 as compared to the same period in 2011 was due to the acquisitions of SmartReply in June 2011 and 2ergo Americas in February 2012. Revenues from legacy clients of SmartReply and 2ergo Americas accounted for $2.2 million and $1.1 million of the increase, respectively. Overall, voice revenues increased $453,000, mobile revenues increased $2.8 million and other revenues increased $126,000 for the six months ended June 30, 2012 as compared to the same period in 2011. Voice, mobile and other revenues as a percentage of total revenues were 68%, 27% and 6% for the six months ended June 30, 2012, respectively, compared to 77%, 17% and 6% in the same period in 2011, respectively.

Cost of Revenues and Gross Profit

	Six Months Ended June 30,				Six Month Period Change
	2012		2011
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	Percentage Change
	(dollars in thousands)
Cost of revenues	$9,102	41.3%	$7,832	41.8%	$1.270	16.2%
Gross profit	12,956	58.7	10,883	58.2	2,073	19.0

The $1.3 million increase in cost of revenues for the six months ended June 30, 2012 as compared to the same period in 2011 reflected a $710,000 increase in text message costs due to higher client usage, a $487,000 increase in telephony expense due to higher delivery charges and client usage, and a $66,000 increase in amortization expense for acquired technology. Gross margin increased slightly for the six months ended June 30, 2012 as compared to the same period in 2011 reflecting changes in our client and service mix.

Operating Expenses

	Six Months Ended June 30,				Six Month- Period Change
	2012		2011
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	Percentage Change
	(dollars in thousands)
Research and development	$3,456	15.7%	$2,994	16.0%	$462	15.4%
Sales and marketing	7,978	36.2	6,781	36.2	1,197	17.7
General and administrative	4,223	19.1	3,717	19.9	506	13.6

Total operating expenses	$15,657	71.0%	$13,492	72.1%	$2,165	16.0%

Research and Development. The $462,000 increase in research and development expenses for the six months ended June 30, 2012 as compared to the same period in 2011 was primarily attributable to a $491,000 increase in personnel related costs and a $62,000 increase in travel related costs, partially offset by a $141,000 decrease in consulting fees. Of the $491,000 increase in personnel related costs, $207,000 consisted of expenses attributable to five employees added in connection with the SmartReply and 2ergo Americas acquisitions.

Sales and Marketing. The $1.2 million increase in sales and marketing expenses for the six months ended June 30, 2012 as compared to the same period in 2011 resulted primarily from a $677,000 increase in amortization expense for customer lists and other intangibles, a $280,000 increase in personnel related costs, primarily due to a net addition of five employees in connection with recent acquisitions, and a $146,000 increase in facility overhead costs.

General and Administrative. The $506,000 increase in general and administrative expenses for the six months ended June 30, 2012 as compared to the same period in 2011 resulted primarily from a $543,000 increase in legal fees mainly due to ongoing litigation as described in Note 5 to our consolidated financial statements, a $277,000 increase in consulting fees for various administrative projects, an $87,000 increase in accounting services fees, and a $79,000 increase in public company costs. These increases were partially offset by a $335,000 decrease in merger and acquisition related costs and a $166,000 fair value adjustment to the liability for contingent consideration related to the acquisition of SmartReply.

Operating Loss and Other Income

	Six Months Ended June 30,				Six Month Period Change
	2012		2011
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	Percentage Change
	(dollars in thousands)
Operating loss	$(2,701)	(12.3)%	$(2,609)	(13.9)%	$(92)	(3.5)%
Interest and other income, net	35	0.2	2	0.0	33	1,650.0

Net loss before income tax benefit	$(2,666)	(12.1)%	$(2,607)	(13.9)%	$(59)	(2.3)%

The $33,000 increase in interest and other income, net for the six months ended June 30, 2012 as compared to the same period in 2011 resulted primarily from higher interest income earned on our investments.

Income Tax Benefit and Net Loss

We recognized a net loss of $1.8 million for the six months ended June 30, 2012 as compared to a net loss of $1.7 million for the same period in 2011. This difference principally reflects a decrease in our operating loss for the six months ended June 30, 2012 and an $18,000 decrease in income tax benefit for the six months ended June 30, 2012 as compared to the same period in 2011. We recorded an income tax benefit of $887,000 during the six months ended June 30, 2012 related to the acquisition of intangibles from 2ergo Americas in February 2012 and an income tax benefit of $905,000 during the six months ended June 30, 2011 related to the acquisition of intangibles from SmartReply in June 2011.

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

As of June 30, 2012, no amounts were outstanding under the existing credit agreement. As of June 30, 2012, letters of credit totaling $426,000 had been issued in connection with our facility leases.

Operating Cash Flow

For a discussion of our cash flow from operating activities, see “– Additional Key Measures of Financial Performance.”

Working Capital

The following table sets forth selected working capital information:

	June 30, 2012	December 31, 2011
	(In thousands)
Cash and cash equivalents	$16,979	$17,706
Short-term investments	7,240	10,976
Accounts receivable, net of allowance for doubtful accounts	8,053	8,163
Working capital	$28,033	$33,491

Our cash and cash equivalents at June 30, 2012 were unrestricted and held for working capital purposes. These funds were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes.

Our short-term investments are comprised of commercial paper, certificate of deposits and U.S. government agency bonds.

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. Fluctuations vary depending on cash collections, client mix and the volume of monthly usage of our services.

Requirements

Capital Expenditures

In recent years, we have made capital expenditures primarily to acquire computer hardware and software and, to a lesser extent, furniture and leasehold improvements to support the growth of our business. Our capital expenditures totaled $548,000 for the six months ended June 30, 2012. We intend to continue to invest in our infrastructure in an effort to ensure our continued ability to enhance our platform, introduce new features and maintain the reliability of our network. We also intend to continue to make investments in our computer equipment and systems. We expect our capital expenditures for these purposes will approximate $800,000 for the last six months of 2012.

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

As of June 30, 2012, we had repurchased 191,209 shares of our common stock at a cost of $503,000 under the program.

See “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for additional information regarding share repurchases under the program in the three month period ended June 30, 2012.

Contractual Obligations and Requirements

In February 2008, we acquired substantially all of the assets of Mobile Collect, a privately held company that provided text messaging and mobile communications solutions. The acquisition price included cash payments of $500,000 upon closing and requires contingent cash payments of up to $2.0 million payable quarterly through 2013 in the event that certain established financial targets are satisfied through the operation of the acquired assets. The final contingent cash payments related to the acquisition of Mobile Collect were made in the second quarter of 2012.

In June 2011, we acquired key assets and assumed certain liabilities of SmartReply, a mobile marketing company located in Irvine, California. The acquisition price included cash payments of $3.2 million upon closing and requires contingent cash payments currently estimated at $1.4 million, but up to a maximum of $8.9 million, in the form of an earn-out over a three year period. The first earn-out period was completed as of June 30, 2012 and a payment of $211,000 will be made in the third quarter of 2012. Subsequent annual payments will be determined over the next two years based upon year-over-year revenue growth in our mobile marketing business.

In February 2012, we assumed an equipment lease from the acquisition of 2ergo Americas. This 36 month operating lease commenced in September 2011 and requires quarterly cash payments of approximately $30,000 through August 2014.

Except for the contingent cash payments and equipment lease payments noted above, our contractual obligations have remained substantially unchanged from those reported in our Annual Report on Form 10-K for the year ended December 31, 2011.

Off-Balance-Sheet Arrangements

As of June 30, 2012, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation

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

At June 30, 2012, we had unrestricted cash and cash equivalents totaling $17.0 million. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents were held for working capital purposes. At June 30, 2012, we also had short-term investments of 7.2 million, consisting primarily of commercial paper and U.S. government agency bonds, which were all classified as available-for-sale. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Item 4.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 6, 2012, we delivered a letter agreement to GameStop, in which we agreed to indemnify GameStop in relation to the Karayan Litigation. After investigation, we determined to deliver the letter agreement dated January 6, 2012 in order to, pursuant to the provisions of our Master Pricing Agreement with GameStop, (a) indemnify GameStop for damages, losses and fees resulting from the aspects of the Karayan Litigation relating to mobile termination text messages and (b) confirm that we will take sole control over the defense, and any settlement, of the Karayan Litigation. In addition to claims relating to mobile termination text messages, the Karayan Litigation also asserts claims alleging that GameStop is liable to certain of its customers because it failed to obtain prior express consent to the delivery of text messages. In the letter agreement, we reserved our rights concerning any argument that we may have as to our obligation to indemnify GameStop with respect to the aspects of the Karayan Litigation relating to the alleged lack of prior express consent. We have filed a motion to dismiss or in the alternative stay the litigation pending a determination by the Federal Communications Commission in relation to our Petition for Declaratory Ruling on mobile termination messages. In response to the motion, plaintiff has agreed to seek a stay of the litigation from the court until such time as the Federal Communications Commission has ruled on our Petition for Declaratory Ruling.

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

Sager Litigation

On January 11, 2012, a class action litigation, which we refer to as the Sager Litigation, was filed against Bank of America and us as co-defendants. The Sager Litigation alleges that we and Bank of America sent text messages to the plaintiff without the plaintiff’s prior express consent, in violation of the TCPA. Plaintiff is seeking confirmation of a class of individuals who received unauthorized text message solicitations sent of behalf of us. On June 21, 2012 we moved to stay the litigation pending, among other things, a determination by the Federal Communications Commission in relation to our Petition for Declaratory Ruling on mobile termination messages. The hearing on the motion to stay is set for September 14, 2012. We intend to defend vigorously against the claims in the Sager Litigation that allege we violated provisions of the TCPA in delivering text messages. We are continuing to investigate this matter. At this time it is not possible for us to estimate the amount of damages, losses, fees and other expenses that we will incur as the result of the Sager Litigation, but such an amount could have a material adverse effect on our business, financial condition and operating results. Even if we succeed in defending against the Sager Litigation, we are likely to incur substantial costs and our management’s attention will be diverted from our operations.

On June 18, 2012 we received a notice from Bank of America, requesting indemnification in connection with the Sager Litigation. We are investigating this matter to evaluate the extent, if any, to which it is required to indemnify the client for damages, losses and fees resulting from the lawsuit. At this time it is not possible to estimate the amount, if any, for which we may be responsible under its indemnification obligations to Bank of America, but it is possible that such an amount may be substantial.

See “Item 1A. Risk Factors – We could be subject to significant penalties or damages if our clients violate U.S. federal or state restrictions on the use of artificial or prerecorded messages to contact wireless telephone numbers, and our business and operating results could be substantially harmed if those restrictions make our service unavailable or less attractive.”

A2P SMS Antitrust Litigation

On April 5, 2012, a class action litigation, which we refer to as the Club Texting Litigation, was filed against numerous defendants, including us. On April 6, 2012, a related class action litigation, which we refer to as the TextPower Litigation, was filed against numerous defendants, including us. On May 10, 2012, a further related class action litigation, which we refer to as the iSpeedBuy litigation, was filed against numerous defendants, including us. On June 14, 2012 a consolidated class action complaint, which we refer to as the A2P SMS Antitrust Litigation, was filed which amended and consolidated the Club Texting Litigation, TextPower Litigation and iSpeedBuy Litigation. In the A2P SMS Antitrust Litigation, we are named as alleged successor-in-interest to 2ergos Americas, which we acquired in February 2012. The A2P SMS Antitrust Litigation alleges that the named mobile telecom companies and alleged aggregators violated the Sherman Act through the use of various common short code requirements related to the sending of text messages by businesses to consumers. Further, the A2P SMS Antitrust Litigation is seeking confirmation of a class of entities and persons who leased a common short code from Neustar, Inc. and sent or received text messages through one or more aggregators. We have served an indemnification claim on 2ergo Group plc, the former parent company of 2ergo Americas, in relation to the A2P SMS Antitrust Litigation, but we intend to defend vigorously against the claims in the A2P SMS Antitrust Litigation that allege violations of the Sherman Act. At this time it is not possible for us to estimate the amount of damages, losses, fees and other expenses that we will incur as the result of the A2P SMS Antitrust Litigation, but such an amount could have a material adverse effect on our business, financial condition and operating results. Even if we succeed in defending against the A2P SMS Antitrust Litigation, we are likely to incur substantial costs and our management’s attention will be diverted from our operations.

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

On January 6, 2012, we delivered a letter agreement to GameStop, in which we agreed to indemnify GameStop in relation to the Karayan Litigation. After investigation, we determined to deliver the letter agreement dated January 6, 2012 in order to, pursuant to the provisions of our Master Pricing Agreement with GameStop, (a) indemnify GameStop for damages, losses and fees resulting from the aspects of the Karayan Litigation relating to mobile termination text messages and (b) confirm that we will take sole control over the defense, and any settlement, of the Karayan Litigation. In addition to claims relating to mobile termination text messages, the Karayan Litigation also asserts claims alleging that GameStop is liable to certain of its customers because it failed to obtain prior express consent to the delivery of text messages. In the letter agreement, we reserved our rights concerning any argument that we may have as to our obligation to indemnify GameStop with respect to the aspects of the Karayan Litigation relating to the alleged lack of prior express consent. We have filed a motion to dismiss or in the alternative stay the litigation pending a determination by the Federal Communications Commission in relation to our Petition for Declaratory Ruling on mobile termination messages. In response to the motion, plaintiff has agreed to seek a stay of the litigation from the court until such time as the Federal Communications Commission has ruled on our Petition for Declaratory Ruling.

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

The insurers under our existing liability insurance policy could deny coverage of a future claim that results from an error or defect in our platforms or a resulting disruption in our services, or our existing liability insurance might not be adequate to cover all of the damages and other costs of such a claim. Moreover, we cannot assure you that our insurance premiums will not increase as a result of recent litigation or that our current liability insurance coverage will continue to be available to us on acceptable terms or at all. The successful assertion against us of one or more large claims that exceed our insurance coverage, or the occurrence of changes in our liability insurance policy, including an increase in premiums or imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition and operating results. Even if we succeed in litigation with respect to a claim, we are likely to incur substantial costs and our management’s attention will be diverted from our operations.

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

The insurers under our existing liability insurance policy could deny coverage of a future claim that results from claims related to security breaches, or our existing liability insurance might not be adequate to cover all of the damages and other costs of such a claim. Moreover, we cannot assure you that our current liability insurance coverage will continue to be available to us on acceptable terms or at all. The successful assertion against us of one or more large claims that exceed our insurance coverage, or the occurrence of changes in our liability insurance policy, including an increase in premiums or imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition and operating results. Even if we succeed in litigation with respect to a claim, we are likely to incur substantial costs and our management’s attention will be diverted from our operations.

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

•

2ergo Americas. We have just begun the process of integrating the operations, technology and personnel of 2ergo Americas. We expect this process will be more complex than in our previous acquisitions due to the need to integrate elements of the 2ergo Americas software platform with our platforms and due to the complexities likely to be involved in addressing certain technologies previously shared by 2ergo Americas and its parent. We acquired 2ergo Americas in order to broaden our client base and gain technology and personnel, and we will be unable to recognize the anticipated benefits of the acquisition if we are unable to integrate the acquired technology effectively in a timely manner or if we fail to maintain and incentivize the former 2ergo Americas employees in a manner that enables us to maintain existing clients and add additional mobile marketing clients. In April and May 2012, three related class action litigations, which have now been consolidated, were filed against numerous defendants, including us in our alleged capacity as successor-in-interest to 2ergo Americas, alleging violations of antitrust laws that purportedly occurred before we acquired 2ergo Americas. We may incur damages and other expenses as a result of these litigations, or as the result of other actions of 2ergo Americas occurring prior to the acquisition, that could have a material adverse effect on our business, financial condition and operating results. In addition, any such matters could divert management’s attention from our operations.

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

Historically we targeted substantially all of our sales and marketing efforts principally to businesses located in the United States. In recent years, however, we have focused on increasing resources on businesses located in Europe. We anticipate that an increasing portion of our revenue in future periods will be derived from outside the United States. The continued expansion of our international operations will require substantial financial investment and significant management efforts and will subject us to a number of risks and potential costs, including:

•	difficulty in establishing, staffing and managing sales and other operations in countries outside of the United States;

•	compliance with multiple, conflicting and changing laws and regulations, including employment and tax laws and regulations;

•	uncollectability of receivables or longer payment cycles in some countries;

•	currency exchange rate fluctuations;

•	limited protection of intellectual property in some countries outside of the United States;

•	challenges encountered under local business practices, which vary by country and often favor local competitors;

•	challenges caused by distance, language and cultural differences; and

•	difficulty in establishing and maintaining reseller relationships.

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

We sell our hosted customer contact services for use in the collections process by accounts receivable management agencies and by large in-house accounts receivable management departments. Revenues from these businesses represented 60% of our revenues in the first six months of 2012, 70% of our revenues in 2011, 75% of our revenues in 2010 and 77% of our revenues in 2009. We expect that revenues from accounts receivable management businesses will continue to account for a substantial part of our revenues for the foreseeable future.

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

Moreover, two clients accounted for a total of 19% of our revenues in the first six months of 2012, 23% of our revenues in 2011, 23% of our revenues in 2010 and 29% of our revenues in 2009. One of these clients is an accounts receivable management agency and the other is a large in-house accounts receivable management department of a telecommunications business. In addition to the risks associated with accounts receivable management businesses in general, our business, financial condition and operating results would be negatively affected if either of these clients were to significantly decrease the extent to which it uses our hosted customer contact services.

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

Revenues from clients in the accounts receivable management industry and large in-house, or first-party, accounts receivable management departments represented 60% of our revenues in the first six months of 2012, 70% of our revenues in 2011, 75% of our revenues in 2010 and 77% of our revenues in 2009. These clients’ use of our services is affected by an array of complex federal and state laws and regulations. The U.S. Fair Debt Collection Practices Act, or FDCPA, limits debt collection communications by clients in the accounts receivable management industry, including third parties retained by creditors. For example, the FDCPA prohibits abusive, deceptive and other improper debt collection practices, restricts the timing and content of communications regarding a debt or a debtor’s location, and allows consumers to opt out of receiving debt collection communications. In general, the FDCPA also prohibits the use of debt collection communications to cause debtors to incur more debt. Many states impose additional requirements on debt collection communications, including limits on the frequency of debt collection calls, and some of those requirements may be more stringent than the comparable federal requirements. Moreover, debt collection communications are subject to new regulations, as well as changing regulatory interpretations that may be inconsistent among different jurisdictions. For example, in February 2012 the Federal Communications Commission, or FCC, modified its rules to require opt-in for all prerecorded calls made to mobile phones, which limits our clients’ ability to use our services to call a mobile phone for the purposes of collections without having prior written consent from a customer. Our business, financial position and operating results could be substantially harmed by the adoption or interpretation of U.S. federal or state laws or regulations that make our services either unavailable or less attractive for debt collection communications by existing and potential clients.

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

Our services provide our clients with the capability to transmit artificial and prerecorded messages. Although our services are designed to enable a client to screen a contact list to remove wireless telephone numbers, a client may determine that prerecorded communication to certain wireless telephone numbers are permitted because the recipients previously have consented to receiving such communication. We cannot ensure that, in using our services for a campaign, a client removes from its contact list the names of all persons who are associated with wireless telephone numbers and who have not consented to receiving artificial or prerecorded communication. On January 11, 2012, a class action litigation, which we refer to as the Sager Litigation, was filed against Bank of America and us as co-defendants. The Sager Litigation alleges that we and Bank of America sent text messages to the plaintiff without the plaintiff’s prior express consent, in violation of the TCPA. Plaintiff is seeking confirmation of a class of individuals who received unauthorized text message solicitations on our behalf. On June 21, 2012, we moved to stay the litigation pending, among other things, a determination by the Federal Communications Commission in relation to our Petition for Declaratory Ruling on mobile termination messages. The hearing on the motion to stay is set for September 14, 2012. We intend to defend vigorously against the claims in the Sager Litigation that allege we violated provisions of the TCPA in delivering text messages. We are continuing to investigate this matter. At this time it is not possible for us to estimate the amount of damages, losses, fees and other expenses that we will incur as the result of the Sager Litigation, but such an amount could have a material adverse effect on our business, financial condition and operating results. Even if we succeed in defending against the Sager Litigation, we are likely to incur substantial costs and our management’s attention will be diverted from our operations.

On June 18, 2012 we received a notice from Bank of America, requesting indemnification in connection with the Sager Litigation. We are investigating this matter to evaluate the extent, if any, to which it is required to indemnify the client for damages, losses and fees resulting from the lawsuit. At this time it is not possible to estimate the amount, if any, for which we may be responsible under its indemnification obligations to Bank of America, but it is possible that such an amount may be substantial.

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

The insurers under our existing liability insurance policy could deny coverage of a future claim that results from claims related to information security and privacy breaches, or our existing liability insurance might not be adequate to cover all of the damages and other costs of such a claim. Moreover, we cannot assure you that our current liability insurance coverage will continue to be available to us on acceptable terms or at all. The successful assertion against us of one or more large claims that exceed our insurance coverage, or the occurrence of changes in our liability insurance policy, including an increase in premiums or imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition and operating results. Even if we succeed in litigation with respect to a claim, we are likely to incur substantial costs and our management’s attention will be diverted from our operations.

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

As of July 31, 2012, our executive officers and directors and their affiliated entities, in the aggregate, beneficially owned 46% of our common stock. In particular, affiliates of North Bridge Ventures Partners, including James A. Goldstein, one of our directors, in the aggregate, beneficially owned 29% of our common stock. Our executive officers, directors and their affiliated entities, if acting together, are able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. These stockholders may have interests that differ from those of other investors, and they might vote in a way with which other investors disagree. The concentration of ownership of our common stock could have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and could negatively affect the market price of our common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases of our common stock that were made by us during the quarter ended June 30, 2012.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 to 30, 2012	7,200	$3.08	7,200
May 1 to 31, 2012	4,868	2.43	4,868
June 1 to 30, 2012	30,047	2.62	30,047

Total	42,115	$2.68	42,115	$1,997,041

(1)	As of June 30, 2012, we had repurchased an aggregate of 191,209 shares of our common stock pursuant to the repurchase program that we publicly announced in March 2010.
(2)	The board of directors approved our repurchase of shares of common stock having a value of up to $2,500,000 in the aggregate pursuant to the program announced in March 2010.

Item 5.	Other Information

2012 Management Cash Compensation Plan

On August 2, 2012, the board of directors adopted and approved a 2012 management cash compensation plan, or the Compensation Plan, for the following executive officers, or the Plan Executives:

•	James A. Milton, President and Chief Executive Officer;

•	Robert C. Leahy, Chief Operating Officer and Chief Financial Officer;

•	Timothy R. Segall, Chief Technology Officer; and

•	Mark D. Friedman, Executive Vice President and General Manager, Mobile Services Business Unit, and Chief Marketing and Business Development Officer.

In December 2011 the compensation committee considered and approved, subject to board approval, an initial version of the Compensation Plan that was based on our board-approved 2012 operating plan. In March 2012, before the board had considered the initial version of the compensation plan, the compensation committee determined it was appropriate to modify the initial version of the Compensation Plan in order to give effect to reflect (a) the board-approved operating plan for 2ergo Americas, which we acquired in February 2012, and (b) increased legal fees due to new litigation activity. The Compensation Plan, which reflects those modifications, was reviewed and approved, subject to board approval, by the compensation committee in March 2012, and then approved by the board on August 2, 2012. The principal terms of the Compensation Plan are summarized below.

The Compensation Plan has two components: base salary and variable performance-based bonuses. In establishing the participants’ base salary and bonus levels for 2012, the compensation committee reviewed information provided by an independent executive compensation consulting firm for purposes of establishing 2012 compensation for the Plan Executives, together with updates of that information prepared by management at the request of the compensation committee. The recommended 2012 base salaries and bonus levels were based on a number of factors, including a comparison of base salaries and bonuses for comparable positions at the peer companies, the responsibilities of the position, the experience of the Plan Executives and the required knowledge of the Plan Executives.

Base Salaries

The 2012 annual base salaries of the Plan Executives as established under the Compensation Plan are as follows:

•	James A. Milton, $340,000;

•	Robert C. Leahy, $265,500;

•	Timothy R. Segall, $257,500; and

•	Mark D. Friedman, $257,500.

Variable Performance-Based Compensation for General Participants

The aggregate target bonus amount established under the Compensation Plan for the President and Chief Executive Officer, the Chief Operating Officer and Chief Financial Officer, and the Chief Technology Officer, or collectively the General Participants, is $415,000, or the General Bonus Target.

The portion of the aggregate target bonus payable to the General Participants is based upon components for revenue (33%), pro forma operating income (33%) and strategic initiatives and goals (34%).

•

The revenue component will be earned on an annual basis and will be computed in accordance with a schedule approved by the compensation committee, which schedule must provide that the revenue component will be payable in full if and only if revenue for 2012 equals or exceeds the amount of revenue reflected in our operating plan for 2012.

•

Pro forma operating income is defined as operating income determined in accordance with U.S. GAAP, plus (a) the total amount of expense recorded in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, or ASC 718, (b) the total amount of amortization of intangibles recorded in accordance with U.S. GAAP and (c) the total amount of expense recorded in accordance with U.S. GAAP as a result of the pro forma operating income component. The pro forma operating income component of the General Bonus Target will be earned on an annual basis and will be computed in accordance with a schedule approved by the compensation committee, which schedule must provide that the pro forma operating income component will be payable in full if and only if pro forma operating income for 2012 equals or exceeds the amount of operating income reflected in our operating plan for 2012 plus $136,950 (the amount of the pro forma operating income component of the General Bonus Target).

•

The compensation committee is responsible for identifying strategic initiatives and goals and for evaluating and determining the extent to which each of those initiatives and goals is satisfied as of December 31, 2012.

The portion of the aggregate general bonus target payable to the General Participants will be allocated among the General Participants in accordance with the following percentages:

•	James A. Milton, 43.37% (maximum of $180,000);

•	Robert C. Leahy, 31.33% (maximum of $130,000); and

•	Timothy R. Segall, 25.30% (maximum of $105,000).

Amounts payable under the General Bonus Target will be due within 30 days after the later of (a) the issuance of an audit report with respect to our consolidated financial statements for 2012 and (b) the approval by the compensation committee of the General Bonus Target amounts payable.

Variable Performance-Based Bonus for CMO

The aggregate amount of the target bonus available for the Executive Vice President and General Manager, Mobile Services Business Unit, and Chief Marketing and Business Development Officer, or CMO, is $105,000, or the CMO Bonus Target.

The aggregate amount of the CMO Bonus Target payable to the CMO will equal the sum of the components for mobile services business unit revenue (50%), revenue component (20%), pro forma operating income component (20%), and strategic initiatives and goals (10%).

•

The mobile services business unit, or MSBU, revenue component will be earned on an annual basis and will be computed in accordance with a schedule approved by the compensation committee, which schedule must provide that the MSBU revenue component will be payable on a commission basis.

•

The revenue component will be earned on an annual basis and will be computed in accordance with a schedule approved by the compensation committee, which schedule must provide that the revenue component will be payable in full if and only if revenue for 2012 equals or exceeds the amount of revenue reflected in our operating plan for 2012.

•

Pro forma operating income is defined as operating income determined in accordance with U.S. GAAP, plus (a) the total amount of expense recorded in ASC 718, (b) the total amount of amortization of intangibles recorded in accordance with U.S. GAAP and (c) the total amount of expense recorded in accordance with U.S. GAAP as a result of the pro forma operating income component of the CMO Bonus Target. The pro forma operating income component of the CMO Bonus Target will be earned on an annual basis and will be computed in accordance with a schedule approved by the compensation committee, which schedule must provide that the pro forma operating income component will be payable in full if and only if pro forma operating income for 2012 equals or exceeds the amount of operating income reflected in our operating plan for 2012 plus $21,000 (the amount of the pro forma operating income component of the CMO Bonus Target).

•

The compensation committee is responsible for identifying strategic initiatives and goals and for evaluating and determining the extent to which each of those initiatives and goals is satisfied as of December 31, 2012.

Amounts payable under the CMO Bonus Target will be due within 30 days after the later of (a) the issuance by our independent registered public accounting firm of an audit report with respect to our consolidated financial statements for 2012 and (b) the determination and approval by the compensation committee of the CMO Bonus Target amount payable.

A copy of the Compensation Plan is filed as Exhibit 10.1 with this quarterly report on Form 10-Q and is incorporated herein by reference.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

10.1†	2012 Management Cash Compensation Plan

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Calculation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	XBRL Taxonomy Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

†	Compensatory plan or arrangement.
#	Pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934 and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SoundBite Communications, Inc.

Date: August 6, 2012	By:	/s/ James A. Milton
James A. Milton
President and Chief Executive Officer

Date: August 6, 2012	By:	/s/ Robert C. Leahy
Robert C. Leahy
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Chief Accounting Officer)