Form 10-Q
period 2012-09-30
SOUNDBITE COMMUNICATIONS INC
filed 2012-11-09
CIK 1163698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

As of October 31, 2012, there were 16,368,815 shares of the registrant’s common stock, $.001 par value per share, outstanding.

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30,	December 31,
	2012	2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,270	$17,706
Short-term investments	7,790	10,976
Accounts receivable, net of allowance for doubtful accounts of $101 at September 30, 2012 and $166 at December 31, 2011	8,489	8,163
Prepaid expenses and other current assets	1,714	1,419

Total current assets	34,263	38,264
Property and equipment, net	2,012	2,081
Intangible assets, net	3,193	2,036
Goodwill	6,594	4,286
Other assets	114	118

Total assets	$46,176	$46,785

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,501	$767
Accrued expenses	4,788	3,445
Other current liabilities	400	561

Total current liabilities	6,689	4,773

Long-term contingent consideration payable	513	966
Other liabilities	130	277

Total liabilities	7,332	6,016

Stockholders’ equity:
Common stock, $0.001 par value — 75,000,000 shares authorized; 16,822,348 and 16,666,206 shares issued at September 30, 2012 and December 31, 2011, respectively; 16,364,494 and 16,410,427 shares outstanding at September 30, 2012 and December 31, 2011, respectively	17	17
Additional paid-in capital	71,585	70,681
Treasury stock, at cost —457,854 shares at September 30, 2012 and 255,779 shares at December 31, 2011	(810)	(273)
Accumulated other comprehensive loss	(72)	(72)
Accumulated deficit	(31,876)	(29,584)

Total stockholders’ equity	38,844	40,769

Total liabilities and stockholders’ equity	$46,176	$46,785

See notes to the unaudited condensed consolidated financial statements.

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$12,160	$10,956	$34,218	$29,671
Cost of revenues	4,747	4,532	13,849	12,364

Gross profit	7,413	6,424	20,369	17,307

Operating expenses:
Research and development	1,881	1,547	5,337	4,541
Sales and marketing	4,284	3,501	12,262	10,282
General and administrative	1,828	1,562	6,051	5,279

Total operating expenses	7,993	6,610	23,650	20,102

Operating loss	(580)	(186)	(3,281)	(2,795)
Interest and other income (expense), net	27	(10)	62	(8)

Loss before income tax benefit	(553)	(196)	(3,219)	(2,803)
Income tax benefit	40	—	927	905

Net loss	$(513)	$(196)	$(2,292)	$(1,898)

Net loss per common share:
Basic and Diluted	$(0.03)	$(0.01)	$(0.14)	$(0.12)

Weighted average common shares outstanding:
Basic and Diluted	16,390,476	16,455,800	16,405,052	16,424,722

See notes to the unaudited condensed consolidated financial statements.

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,292)	$(1,898)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	1,008	1,003
Amortization of intangible assets	1,343	501
Amortization of premiums paid on short-term investments	2	2
Adjustment to contingent consideration	(132)	47
Provision for bad debts	64	41
Stock-based compensation	746	883
Deferred taxes	(927)	(905)
Gain on disposal of equipment	—	(3)
Change in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	75	(790)
Prepaid expenses and other current assets	(170)	(411)
Other assets	4	81
Accounts payable	602	(402)
Accrued expenses and other liabilities	932	(341)

Net cash provided by (used in) operating activities	1,255	(2,192)

Cash flows from investing activities:
Cash paid related to Mobile Collect acquisition	(498)	(476)
Cash paid related to SmartReply acquisition	(211)	(3,150)
Cash paid related to 2ergo Americas acquisition	(3,773)	—
Proceeds from sale of equipment	—	3
Purchases of short-term investments	(9,917)	(7,433)
Sales and maturities of short-term investments	13,101	—
Purchases of property and equipment	(1,014)	(695)

Net cash used in investing activities	(2,312)	(11,751)

Cash flows from financing activities:
Proceeds from exercise of stock options	158	49
Treasury stock purchases	(537)	(31)

Net cash (used in) provided by financing activities	(379)	18

Net decrease in cash and cash equivalents	(1,436)	(13,925)
Cash and cash equivalents, beginning of period	17,706	34,157

Cash and cash equivalents, end of period	$16,270	$20,232

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$12	$46

Supplemental disclosure of non-cash investing activities:
Property and equipment, included in accounts payable	$37	$2

Contingent cash payment to Mobile Collect, included in accrued expenses	$—	$216

See notes to the unaudited condensed consolidated financial statements.

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	NATURE OF BUSINESS

SoundBite Communications, Inc. (the Company) provides cloud-based, multi-channel services that enable businesses to design, execute and measure customer communication campaigns for a variety of marketing, customer care, payment and collection processes. Clients use our platforms to communicate proactively with their customers through automated voice messaging, predictive dialing, emails, text messaging and web communications. The Company was incorporated in Delaware in 2000, and its principal operations are located in Bedford, Massachusetts. The Company’s clients are located in the United States and Europe. The Company operates as and reports its operations as a single operating segment and single reporting unit.

2.	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements include all adjustments, consisting of normal and recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2012 and its results of operations and cash flows for the three and nine months ended September 30, 2012 and 2011. The results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. No subsequent events requiring adjustment or disclosure were identified. These condensed consolidated financial statements should be read in conjunction with the audited annual financial statements and notes thereto as of and for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Short-term Investments

The Company invests any excess cash balances in short-term marketable securities, including high-grade commercial paper. These investments are classified as available-for-sale. The average remaining maturity of the marketable securities as of September 30, 2012 was four months. Gains or losses on the sale of investments classified as available-for-sale, if any, are recognized on the specific identification method. Unrealized gains or losses are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ deficit until the security is sold or until a decline in fair value is determined to be other than temporary. The unrealized gain or loss as of September 30, 2012 and December 31, 2011 was immaterial.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock options	3,634,893	3,342,400	3,634,893	3,342,400
Restricted stock	29,609	57,338	29,609	57,338

Total	3,664,502	3,399,738	3,664,502	3,399,738

Comprehensive Loss

For the three and nine months ending September 30, 2012, comprehensive loss was equal to net loss.

4.	ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2012	2011
Payroll related items	$1,602	$1,089
Professional fees	728	247
Telephony	628	503
Sales and use tax	476	510
Other	1,354	1,096

Total	$4,788	$3,445

5.	COMMITMENTS AND CONTINGENCIES

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

On January 6, 2012, the Company delivered a letter agreement to GameStop, in which the Company agreed to indemnify GameStop in relation to the Karayan Litigation. After investigation, it was determined to deliver the letter agreement dated January 6, 2012 in order to, pursuant to the provisions of the Company’s Master Pricing Agreement with GameStop, (a) indemnify GameStop for damages, losses and fees resulting from the aspects of the Karayan Litigation relating to mobile termination text messages and (b) confirm that the Company will take sole control over the defense, and any settlement, of the Karayan Litigation. In addition to claims relating to mobile termination text messages, the Karayan Litigation also asserts claims alleging that GameStop is liable to certain of its customers because it failed to obtain prior express consent to the delivery of text messages. In the letter agreement, the Company reserved its rights concerning any argument that it may have as to its obligation to indemnify GameStop with respect to the aspects of the Karayan Litigation relating to the alleged lack of prior express consent. The Company has filed a motion to dismiss or in the alternative stay the litigation pending a determination by the Federal Communications Commission in relation to the Company’s Petition for Declaratory Ruling on mobile termination messages. In response to the motion, plaintiff agreed to seek a stay of the litigation until such time as the Federal Communications Commission has ruled on the Company’s Petition for Declaratory Ruling.

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

Sager Litigation

On January 11, 2012, a class action litigation, which the Company refers to as the Sager Litigation, was filed against Bank of America and the Company as co-defendants. The Sager Litigation alleges that the Company and Bank of America sent text messages to the plaintiff without the plaintiff’s prior express consent, in violation of the TCPA. Plaintiff is seeking confirmation of a class of individuals who received unauthorized text message solicitations sent on behalf of the Company. On June 21, 2012, the Company moved to stay the litigation pending, among other things, a determination by the Federal Communications Commission in relation to the Company’s Petition for Declaratory Ruling on mobile termination messages. In response to the motion, plaintiff agreed to seek a stay of litigation until such time as the Federal Communications Commission has ruled on the Company’s Petition for Declaratory Ruling. The Company intends to defend vigorously against the claims in the Sager Litigation that allege it violated provisions of the TCPA in delivering text messages. The Company is continuing to investigate this matter. At this time it is not possible for the Company to estimate the amount of damages, losses, fees and other expenses that it will incur as the result of the Sager Litigation, but such an amount could have a material adverse effect on its business, financial condition and operating results. Even if the Company succeeds in defending against the Sager Litigation, it is likely to incur substantial costs and management’s attention will be diverted from its operations.

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

6.	STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of revenues	$7	$10	$28	$31
Research and development	43	52	140	158
Sales and marketing	79	116	227	345
General and administrative	130	96	351	349

Total stock-based compensation	$259	$274	$746	$883

As of September 30, 2012, the total compensation cost related to stock-based awards granted to employees and directors but not yet recognized was $1.3 million, net of estimated forfeitures. These costs will be amortized on a straight-line basis over a weighted average period of 2.1 years.

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

In June 2011, the Company acquired key assets and assumed certain liabilities of SmartReply, a mobile marketing company located in Irvine, California. The acquisition included cash payments of $3.2 million. Approximately $1.0 million of the purchase price was deposited in escrow to secure the seller’s representations and indemnifications and, subject to claims for damages, is expected to be distributed to the seller in installments over the two years following the acquisition. Contingent consideration arrangements in the form of an earn-out require cash payments currently estimated at $1.4 million, but up to a maximum of $8.9 million. The first earn-out period was completed as of June 30, 2012 and a payment of $211,000 was made in the third quarter of 2012. Subsequent annual payments will be determined over the next two years based upon year-over-year revenue growth in the Company’s mobile marketing business.

In February 2012, the Company acquired 2ergo Americas. Refer to Note 9 for further details of the transaction.

The change in the carrying amount of goodwill during the nine-month period ended September 30, 2012, which is subject to future impairment considerations, is as follows (in thousands):

Balance at January 1, 2012	$4,286
Mobile Collect contingent payments	227
2ergo Americas acquisition (Note 9)	2,081

Balance at September 30, 2012	$6,594

Intangible assets consisted of the following (in thousands):

	Gross Value	Accumulated Amortization	Net Carrying Value
September 30, 2012
Technology	$600	$126	$474
Non-compete agreements	40	23	17
Customer relationships	4,540	2,085	2,455
Tradenames	28	17	11
Internal-use software	500	264	236

	$5,708	$2,515	$3,193

December 31, 2011
Technology	$10	$10	$—
Non-compete agreements	20	15	5
Customer relationships	2,650	1,000	1,650
Tradenames	28	8	20
Internal-use software	500	139	361

	$3,208	$1,172	$2,036

The Company is amortizing the 2ergo Americas, SmartReply and Mobile Collect identifiable intangible assets, as well as its internal-use software, over their estimated useful lives of two to five years using methods that most closely relate to the depletion of these assets. Estimated annual amortization expense related to these intangible assets for the next five years is as follows (in thousands):

Year Ending December 31,	Amount
Remaining in 2012	$429
2013	1,570
2014	1,055
2015	139
2016	—

Total	$3,193

8.	FAIR VALUE

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

At September 30, 2012 and December 31, 2011, the money market funds and U.S. government agency bonds were valued based upon quoted prices for the specific securities in an active market and therefore classified as Level 1. At September 30, 2012 and December 31, 2011, the commercial paper and certificate of deposits were valued on the basis of valuations provided by third-party pricing services, as derived from such services’ pricing models. Inputs to the models may include, but are not limited to, reported trades, executable bid and asked prices, broker/dealer quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events. The pricing services may use a matrix approach, which considers information regarding securities with similar characteristics to determine the valuation for a security, and are therefore classified as Level 2.

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

Assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of September 30, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
September 30, 2012:
Assets:
Money market fund deposits	$14,609	$—	$—	$14,609
Short-term investments
Commercial paper	—	7,000	—	7,000
Certificate of deposit	—	790	—	790
Liabilities:
Liability for contingent consideration	—	—	913	913

December 31, 2011:
Assets:
Money market fund deposits	16,273	—	—	16,273
Short-term investments
Commercial paper	—	5,594	—	5,594
U.S. government agency bonds	4,583	—	—	4,583
Certificate of deposit	—	799	—	799
Liabilities:
Liability for contingent consideration	$—	$—	$1,256	$1,256

The liability for contingent consideration decreased $343,000 from December 31, 2011 to September 30, 2012 due to a fair value adjustment based upon the passage of time, a decrease in the revenue assumptions for the acquired business, and an earn-out payment of $211,000 made in the third quarter of 2012. A reconciliation of the beginning and ending liability for contingent consideration is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Beginning Balance	$1,090	$1,158	$1,256	$—
Additions	—	—	—	1,158
Changes in fair value (included within general and administrative expenses)	34	47	(132)	47
Payments	(211)	—	(211)	—

Ending Balance	$913	$1,205	$913	$1,205

9.	ACQUISITION

In February 2012, the Company acquired 2ergo Americas, the U.S. operations of 2ergo Group plc, for a cash purchase price of $3.8 million, with $750,000 of this deposited into an escrow account. 2ergo Americas was a mobile marketing business and marketing solutions company located in Arlington, Virginia. The Company purchased 2ergo Americas in order to extend its client base to include leading companies in the telecom, media and consumer packaged goods industries while enhancing its existing mobile marketing offering. The purchase of 2ergo Americas is consistent with the Company’s strategy to expand its capabilities and customer base in mobile marketing and the excess of the purchase price over the net assets acquired represents potential revenue enhancements/synergies from its existing customer base and the assembled workforce of 2ergo Americas. The Company allocated the total purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the closing date and recorded the excess of purchase price over the aggregate fair values as goodwill. Revenues generated from clients acquired as part of the 2ergo Americas acquisition during the three and nine months ended September 30, 2012 were $816,000 and $1.9 million, respectively. Operating loss for the three and nine months ended September 30, 2012 was $449,000 and $1.0 million, respectively, which includes $209,000 and $489,000, respectively, of intangible asset amortization.

Transaction costs related to the 2ergo Americas acquisition totaled approximately $250,000 and have been reported in the Consolidated Statement of Operations within general and administrative expenses for the nine month period ended September 30, 2012. This acquisition has been accounted for under the purchase method of accounting and accordingly, the results of operations of 2ergo Americas have been included in the accompanying financial statements in the periods following the date of acquisition. The Company recorded deferred tax liabilities of $887,000 in purchase accounting, primarily related to the intangible assets acquired with 2ergo Americas, and released a corresponding amount of its deferred tax asset valuation allowance. The $887,000 release of the valuation allowance was recognized as a benefit for income taxes in purchase accounting. Pro forma results of 2ergo Americas’ operations have not been presented because the effect of this acquisition was not material to the Consolidated Statement of Operations.

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

Overview

We provide cloud-based, multi-channel services that enable businesses to design, execute and measure customer communication campaigns for a variety of marketing, customer care, payment and collection processes. Clients use our platforms, including SoundBite Engage and SoundBite Insight, to communicate proactively with their customers through automated voice messaging, predictive dialing, emails, text messaging and web communications that are relevant, timely, personalized and engaging.

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

Key Components of Results of Operations

Revenues

We currently derive a substantial portion of our revenues by providing our services for use by clients in communicating with their customers through voice, text and email messages. These revenues are seasonal in nature and typically are stronger during the second half of the year due to the increased demand from clients in the retail industry. We provide our services under a combination of usage and subscription-based models. Under our usage-based model, prices are calculated on a per-message or per-minute basis in accordance with the terms of pricing agreements with clients. We primarily invoice our clients on a monthly basis.

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

Recent Developments

2ergo Americas Acquisition. In February 2012, we acquired 2ergo Americas, the U.S. operations of 2ergo Group plc, for a cash purchase price of $3.8 million (subject to post closing adjustment). 2ergo Americas is a mobile business and marketing solutions company located in Arlington, Virginia and has a current annualized revenue run rate of approximately $3.5 million. Revenues generated from clients acquired as part of the 2ergo Americas acquisition during the three and nine months ended September 30, 2012 were $816,000 and $1.9 million, respectively. Operating loss for the three and nine months ended September 30, 2012 was $449,000 and $1.0 million, respectively.

SmartReply Asset Acquisition. In June 2011 we acquired key assets of SmartReply. During the three and nine months ended September 30, 2012, revenues generated from clients acquired as part of the acquisition were $1.4 million and $3.9 million, respectively.

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

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Cash generated from (used in) operating activities	$1,255	$(2,192)
Contingent purchase price payments to Mobile Collect	(498)	(476)
Contingent purchase price payments to SmartReply	(211)	—
Purchases of property and equipment	(1,014)	(695)

Free cash flow (non-GAAP)	$(468)	$(3,363)

Our operating activities provided net cash in the amount of $1.3 million for the nine months ended September 30, 2012 reflecting a net loss of $2.3 million, which was offset by non-cash charges and changes in working capital of $3.6 million consisting primarily of (a) depreciation and amortization expense of $2.4 million, (b) an increase in account payable and accrued expenses of $1.5 million, and (c) stock-based compensation expense of $746,000. These increases were partially offset by a deferred income tax benefit (non-cash) of $927,000.

Free cash flow in each of the periods presented reflects, in addition to the factors driving cash flows from operating activities, our purchases of property and equipment, which consists primarily of computer equipment and software, and our payments of contingent purchase price in connection with our acquisition of SmartReply in 2011 and our acquisition of the assets of Mobile Collect in 2008.

Revenue Metrics

Management tracks revenues by mobile, voice and other in order to review and evaluate our delivery channels. Mobile revenues are generated from any form of consumer interaction through a mobile device, excluding any of the voice channels. Voice revenues are generated from automated voice messaging and our hosted dialer. Other revenues include revenue attributable to email, professional services and access fees. For the three months ended September 30, 2012, voice revenues were $7.6 million, mobile revenues were $4.0 million and other revenues were $600,000, or 63%, 32% and 5% of total revenues, respectively. For the three months ended September 30, 2011, voice revenues were $7.9 million, mobile revenues were $2.2 million and other revenues were $900,000, or 72%, 20% and 8% of total revenues, respectively. Total mobile revenues increased 83% over the comparable quarter of 2011. The dollar and percentage increases in mobile revenues reflected both (a) growth in our existing business, which increased by 46% on a dollar basis, and (b) additional revenue from our acquisition of 2ergo Americas in February 2012. We expect mobile revenues to continue to increase, both in dollars and as a percentage of total revenues, for the foreseeable future.

Management also tracks revenues by certain quarterly client metrics:

•

Management evaluates client concentration in part by monitoring the aggregate percentage of total revenue generated in a quarter from our 20 largest clients (by revenue) in that quarter. Our 20 largest clients for the three months ended September 30, 2012 accounted for 68% of total revenues, compared to 70% in the three months ended September 30, 2011.

•

Management evaluates client retention in part by reviewing the aggregate percentage of total revenue generated in a quarter from the 50 largest clients in the previous quarter. Our 50 largest clients in the three months ended June 30, 2012 generated 90% of our total revenues in the three months ended September 30, 2012. In comparison, our 50 largest clients in the three months ended June 30, 2011 generated 86% of our total revenues in the three months ended September 30, 2011.

•

Management evaluates client momentum in part by tracking the number of clients that generated greater than $250,000 of revenue in a quarter. Fifteen clients, four of which were legacy clients of SmartReply and 2ergo Americas, generated more than $250,000 in revenue for the three months ended September 30, 2012, as compared to eleven in the comparable period of 2011.

Results of Operations

The following table sets forth selected statements of operations data for the three and nine months ended September 30, 2012 and 2011 indicated as percentages of revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Statement of Operations Data:
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	39.0	41.4	40.5	41.7

Gross margin	61.0	58.6	59.5	58.3

Operating expenses:
Research and development	15.5	14.1	15.6	15.3
Sales and marketing	35.2	31.9	35.8	34.7
General and administrative	15.0	14.3	17.7	17.7

Total operating expenses	65.7	60.3	69.1	67.7

Operating loss	(4.7)	(1.7)	(9.6)	(9.4)
Interest and other income (expense), net	0.2	(0.1)	0.2	(0.0)

Loss before income tax benefit	(4.5)	(1.8)	(9.4)	(9.4)
Income tax benefit	0.3	—	2.7	3.0

Net loss	(4.2)%	(1.8)%	(6.7)%	(6.4)%

Comparison of Three Months Ended September 30, 2012 and 2011

Revenues

	Three Months Ended September 30,				Quarter-to-
	2012		2011		Quarter Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)
Revenues	$12,160	100.0%	$10,956	100.0%	$1,204	11.0%

The $1.2 million increase in revenues for the three months ended September 30, 2012 as compared to the same period in 2011 was mainly due to the acquisition of 2ergo Americas in February 2012. Revenues from legacy clients of 2ergo Americas accounted for $816,000 of the increase, in addition to an increase of $388,000 in organic revenue. Overall, mobile revenues increased $1.8 million, voice revenues decreased $375,000, and other revenues decreased $203,000 for the three months ended September 30, 2012 as compared to the same period in 2011. Voice, mobile and other revenues as a percentage of total revenues were 63%, 32% and 5% in the third quarter of 2012, respectively, compared to 72%, 20% and 8% in the same period in 2011, respectively. We expect mobile revenues to continue to increase, both in dollars and as a percentage of total revenues, for the foreseeable future.

Cost of Revenues and Gross Profit

	Three Months Ended September 30,				Quarter-to-
	2012		2011		Quarter Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)
Cost of revenues	$4,747	39.0%	$4,532	41.4%	$215	4.7%
Gross profit	7,413	61.0	6,424	58.6	989	15.4

The $215,000 increase in cost of revenues for the three months ended September 30, 2012 as compared to the same period in 2011 reflected a $195,000 increase in text message costs due to higher client usage, a $69,000 increase in co-location costs due to the additional data center from the acquisition of 2ergo Americas, and a $49,000 increase in amortization expense for acquired technology, partially offset by a decrease in client management allocation costs of $93,000 as a result of lower billable projects. The increase in gross margin for the three months ended September 30, 2012 as compared to the same period in 2011 reflected increased revenue levels and changes in our client and service mix.

Operating Expenses

	Three Months Ended September 30,				Quarter-to-
	2012		2011		Quarter Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)
Research and development	$1,881	15.5%	$1,547	14.1%	$334	21.6%
Sales and marketing	4,284	35.2	3,501	31.9	783	22.4
General and administrative	1,828	15.0	1,562	14.3	266	17.0

Total operating expenses	$7,993	65.7%	$6,610	60.3%	$1,383	20.9%

Research and Development. The $334,000 increase in research and development expenses for the three months ended September 30, 2012 as compared to the same period in 2011 was primarily attributable to a $357,000 increase in personnel related costs due to an increase in headcount. Of the $357,000 increase in personnel related costs, $155,000 consisted of expenses attributable to the recent acquisition of 2ergo Americas.

Sales and Marketing. The $783,000 increase in sales and marketing expenses for the three months ended September 30, 2012 as compared to the same period in 2011 resulted primarily from a $713,000 increase in personnel related costs due to an increase in headcount, a $37,000 increase in facility overhead costs, and a $28,000 net increase in amortization expense related to acquisitions. Of the $713,000 increase in personnel related costs, $492,000 consisted of expenses attributable to the recent acquisition of 2ergo Americas.

General and Administrative. The $266,000 increase in general and administrative expenses for the three months ended September 30, 2012 as compared to the same period in 2011 resulted primarily from a $175,000 increase in personnel related costs, a $155,000 increase in costs related to the litigation described in Note 5 to our consolidated financial statements, a $137,000 increase in legal fees, a $51,000 increase in accounting service fees, a $48,000 increase in consulting fees for various administrative projects, and a $37,000 increase in professional service fees. These increases were partially offset by a $365,000 reimbursement from the insurer under our existing liability insurance policy, as well as from escrow funds, for certain legal fees related to ongoing litigation.

Operating Loss and Interest and Other Income (Expense)

	Three Months Ended September 30,				Quarter-to-
	2012		2011		Quarter Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)
Operating loss	$(580)	(4.7)%	$(186)	(1.7)%	$(394)	(211.8)%
Interest and other income (expense), net	27	0.2	(10)	(0.1)	37	370.0

Loss before income tax benefit	$(553)	(4.5)%	$(196)	(1.8)%	$(357)	(182.1)%

The $37,000 increase in interest and other income (expense), net for the three months ended September 30, 2012 as compared to the same period in 2011 resulted from higher interest income earned on our investments, as well as a foreign currency gain resulting from the revaluation of accounts receivable and accounts payable balances denominated in foreign currencies.

Income Tax Benefit and Net Loss

We recognized a net loss of $513,000 for the three months ended September 30, 2012 as compared to a net loss of $196,000 for the same period in 2011. This difference principally reflects an increase in our operating loss for the three months ended September 30, 2012 and an income tax benefit of $40,000 recorded during the period ended September 30, 2012 related to the deferred tax impact of the acquisition of intangibles from 2ergo Americas in February 2012.

Comparison of Nine Months Ended September 30, 2012 and 2011

Revenues

	Nine Months Ended September 30,				Nine Month
	2012		2011		Period Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)
Revenues	$34,218	100.0%	$29,671	100.0%	$4,547	15.3%

The $4.5 million increase in revenues for the nine months ended September 30, 2012 as compared to the same period in 2011 was due principally to the acquisitions of SmartReply in June 2011 and 2ergo Americas in February 2012. Revenues from legacy clients of SmartReply and 2ergo Americas accounted for $2.4 million and $1.9 million of the increase, respectively. Overall, mobile revenues increased $4.5 million, voice revenues increased $73,000, and other revenues decreased $73,000 for the nine months ended September 30, 2012 as compared to the same period in 2011. Voice, mobile and other revenues as a percentage of total revenues were 66%, 29% and 5% for the nine months ended September 30, 2012, respectively, compared to 76%, 18% and 6% in the same period in 2011, respectively.

Cost of Revenues and Gross Profit

	Nine Months Ended September 30,				Nine Month
	2012		2011		Period Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)
Cost of revenues	$13,849	40.5%	$12,364	41.7%	$1,485	12.0%
Gross profit	20,369	59.5	17,307	58.3	3,062	17.7

The $1.5 million increase in cost of revenues for the nine months ended September 30, 2012 as compared to the same period in 2011 reflected a $904,000 increase in text message costs due to higher client usage, a $513,000 increase in telephony expense due to higher delivery charges and client usage, a $115,000 increase in amortization expense for acquired technology, an $86,000 increase in co-location costs due to the additional data center from the acquisition of 2ergo Americas, and an $85,000 increase in personnel costs due to an increase in headcount. These increases were partially offset by a by a decrease in client management allocation costs of $114,000 as a result of lower billable projects. The increase in gross margin for the nine months ended September 30, 2012 as compared to the same period in 2011 reflected increased revenue levels and changes in our client and service mix, partially offset by higher telephony delivery charges.

Operating Expenses

	Nine Months Ended September 30,				Nine Month-
	2012		2011		Period Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)
Research and development	$5,337	15.6%	$4,541	15.3%	$796	17.5%
Sales and marketing	12,262	35.8	10,282	34.7	1,980	19.3
General and administrative	6,051	17.7	5,279	17.7	772	14.6

Total operating expenses	$23,650	69.1%	$20,102	67.7%	$3,548	17.6%

Research and Development. The $796,000 increase in research and development expenses for the nine months ended September 30, 2012 as compared to the same period in 2011 was primarily attributable to an $847,000 increase in personnel related costs due to an increase in headcount, and a $59,000 increase in facility overhead costs, partially offset by a $172,000 decrease in consulting fees. Of the $847,000 increase in personnel related costs, $344,000 consisted of expenses attributable to the recent acquisitions of SmartReply and 2ergo Americas.

Sales and Marketing. The $2.0 million increase in sales and marketing expenses for the nine months ended September 30, 2012 as compared to the same period in 2011 resulted primarily from a $1.1 million increase in personnel related costs due to a net increase in headcount from recent acquisitions, a $697,000 increase in amortization expense for customer lists and other intangibles related to recent acquisitions, a $151,000 increase in facility overhead costs, and a $66,000 increase in travel related costs.

General and Administrative. The $772,000 increase in general and administrative expenses for the nine months ended September 30, 2012 as compared to the same period in 2011 resulted primarily from a $665,000 increase in costs related to the litigation described in Note 5 to our consolidated financial statements, a $323,000 increase in temporary help and consulting fees for various administrative projects, a $167,000 increase in legal fees, a $137,000 increase in accounting service fees, a $137,000 increase in personnel related costs, and a $121,000 increase in public company costs. These increases were partially offset by a $365,000 reimbursement from the insurer under our existing liability insurance policy, as well as from escrow funds, for certain legal fees related to ongoing litigation, a $351,000 decrease in merger and acquisition related costs, and a $178,000 fair value adjustment to the liability for contingent consideration related to the acquisition of SmartReply.

Operating Loss and Other Income (Expense)

	Nine Months Ended September 30,				Nine Month
	2012		2011		Period Change
		Percentage of		Percentage of		Percentage
	Amount	Revenues	Amount	Revenues	Amount	Change
	(dollars in thousands)
Operating loss	$(3,281)	(9.6)%	$(2,795)	(9.4)%	$(486)	(17.4)%
Interest and other income (expense), net	62	0.2	(8)	(0.0)	70	875.0

Loss before income tax benefit	$(3,219)	(9.4)%	$(2,803)	(9.4)%	$(416)	(14.8)%

The $70,000 increase in interest and other income (expense), net for the nine months ended September 30, 2012, as compared to the same period in 2011 resulted from higher interest income earned on our investments along with a foreign currency gain resulting from the revaluation of accounts receivable and accounts payable balances denominated in foreign currencies

Income Tax Benefit and Net Loss

We recognized a net loss of $2.3 million for the nine months ended September 30, 2012 as compared to a net loss of $1.9 million for the same period in 2011. This difference principally reflects an increase in our operating loss for the nine months ended September 30, 2012 and a $22,000 increase in income tax benefit for the nine months ended September 30, 2012 as compared to the same period in 2011. We recorded an income tax benefit of $927,000 during the nine months ended September 30, 2012 related to the deferred tax impact of the acquisition of intangibles from 2ergo Americas in February 2012 and an income tax benefit of $905,000 during the nine months ended September 30, 2011 related to the acquisition of intangibles from SmartReply in June 2011.

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

As of September 30, 2012, no amounts were outstanding under the existing credit agreement. As of September 30, 2012, letters of credit totaling $426,000 had been issued in connection with our facility leases.

Operating Cash Flow

For a discussion of our cash flow from operating activities, see “— Additional Key Measures of Financial Performance.”

Working Capital

The following table sets forth selected working capital information:

	September 30,	December 31,
	2012	2011
	(in thousands)
Cash and cash equivalents	$16,270	$17,706
Short-term investments	7,790	10,976
Accounts receivable, net of allowance for doubtful accounts	8,489	8,163
Working capital	$27,574	$33,491

Our cash and cash equivalents at September 30, 2012 were unrestricted and held for working capital purposes. These funds were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes.

Our short-term investments are comprised of commercial paper, certificate of deposits and U.S. government agency bonds with average term to maturity of less than six months.

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. Fluctuations vary depending on cash collections, client mix and the volume of monthly usage of our services.

Requirements

Capital Expenditures

In recent years, we have made capital expenditures primarily to acquire computer hardware and software and, to a lesser extent, furniture and leasehold improvements to support the growth of our business. Our capital expenditures totaled $1.0 million for the nine months ended September 30, 2012. We intend to continue to invest in our infrastructure in an effort to ensure our continued ability to enhance our platforms, introduce new features and maintain the reliability of our network. We also intend to continue to make investments in our computer equipment and systems. We expect our capital expenditures for these purposes will approximate $400,000 for the last three months of 2012.

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

As of September 30, 2012, we had repurchased 265,047 shares of our common stock at a cost of $678,000 under the program.

See “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for additional information regarding share repurchases under the program in the three month period ended September 30, 2012.

Contractual Obligations and Requirements

In February 2008, we acquired substantially all of the assets of Mobile Collect, a privately held company that provided text messaging and mobile communications solutions. The acquisition price included cash payments of $500,000 upon closing and requires contingent cash payments of up to $2.0 million payable quarterly through 2013 in the event that certain established financial targets are satisfied through the operation of the acquired assets. The final contingent cash payment related to the acquisition of Mobile Collect was made in the second quarter of 2012.

In June 2011, we acquired key assets and assumed certain liabilities of SmartReply, a mobile marketing company located in Irvine, California. The acquisition price included cash payments of $3.2 million upon closing and requires contingent cash payments currently estimated at $1.4 million, but up to a maximum of $8.9 million, in the form of an earn-out over a three year period. The first earn-out period was completed as of June 30, 2012 and a payment of $211,000 was made in the third quarter of 2012. Subsequent annual payments will be determined over the next two years based upon year-over-year revenue growth in our mobile marketing business.

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

Off-Balance-Sheet Arrangements

As of September 30, 2012, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the SEC.

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

At September 30, 2012, we had unrestricted cash and cash equivalents totaling $16.3 million. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents were held for working capital purposes. At September 30, 2012, we also had short-term investments of $7.8 million, consisting primarily of commercial paper and U.S. government agency bonds, which were all classified as available-for-sale. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 6, 2012, we delivered a letter agreement to GameStop, in which we agreed to indemnify GameStop in relation to the Karayan Litigation. After investigation, we determined to deliver the letter agreement dated January 6, 2012 in order to, pursuant to the provisions of our Master Pricing Agreement with GameStop, (a) indemnify GameStop for damages, losses and fees resulting from the aspects of the Karayan Litigation relating to mobile termination text messages and (b) confirm that we will take sole control over the defense, and any settlement, of the Karayan Litigation. In addition to claims relating to mobile termination text messages, the Karayan Litigation also asserts claims alleging that GameStop is liable to certain of its customers because it failed to obtain prior express consent to the delivery of text messages. In the letter agreement, we reserved our rights concerning any argument that we may have as to our obligation to indemnify GameStop with respect to the aspects of the Karayan Litigation relating to the alleged lack of prior express consent. We have filed a motion to dismiss or in the alternative stay the litigation pending a determination by the Federal Communications Commission, or FCC, in relation to our Petition for Declaratory Ruling on mobile termination messages. In response to the motion, plaintiff has agreed to seek a stay of the litigation until such time as the FCC has ruled on our Petition for Declaratory Ruling.

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

Sager Litigation

On January 11, 2012, a class action litigation, which we refer to as the Sager Litigation, was filed against Bank of America and us as co-defendants. The Sager Litigation alleges that we and Bank of America sent text messages to the plaintiff without the plaintiff’s prior express consent, in violation of the TCPA. Plaintiff is seeking confirmation of a class of individuals who received unauthorized text message solicitations sent of behalf of us. On June 21, 2012 we moved to stay the litigation pending, among other things, a determination by the FCC in relation to our Petition for Declaratory Ruling on mobile termination messages. In response to the motion, plaintiff agreed to seek a stay of the litigation until such time as the FCC has ruled on our petition for Declaratory Ruling. We intend to defend vigorously against the claims in the Sager Litigation that allege we violated provisions of the TCPA in delivering text messages. We are continuing to investigate this matter. At this time it is not possible for us to estimate the amount of damages, losses, fees and other expenses that we will incur as the result of the Sager Litigation, but such an amount could have a material adverse effect on our business, financial condition and operating results. Even if we succeed in defending against the Sager Litigation, we are likely to incur substantial costs and our management’s attention will be diverted from our operations.

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

See “Item 1A. Risk Factors - Our recent acquisitions and any future acquisitions may be difficult to integrate, disrupt our business, dilute stockholder value, divert management attention, and subject us to third-party claims or other unexpected costs.”

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

Recently, our quarterly revenues have been affected by seasonal factors as the result of the level of revenues we have derived from companies in the retail industry, following our acquisition of SmartReply and our increasing focus on selling to retail companies. These factors have caused our revenues in the second half of the year to increase from the level of revenues in the first half of the year. We believe these factors reflect a higher level of retail marketing activities attributable to the holiday season in the second half of each year.

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

On January 6, 2012, we delivered a letter agreement to GameStop, in which we agreed to indemnify GameStop in relation to the Karayan Litigation. After investigation, we determined to deliver the letter agreement dated January 6, 2012 in order to, pursuant to the provisions of our Master Pricing Agreement with GameStop, (a) indemnify GameStop for damages, losses and fees resulting from the aspects of the Karayan Litigation relating to mobile termination text messages and (b) confirm that we will take sole control over the defense, and any settlement, of the Karayan Litigation. In addition to claims relating to mobile termination text messages, the Karayan Litigation also asserts claims alleging that GameStop is liable to certain of its customers because it failed to obtain prior express consent to the delivery of text messages. In the letter agreement, we reserved our rights concerning any argument that we may have as to our obligation to indemnify GameStop with respect to the aspects of the Karayan Litigation relating to the alleged lack of prior express consent. We have filed a motion to dismiss or in the alternative stay the litigation pending a determination by the FCC in relation to our Petition for Declaratory Ruling on mobile termination messages. In response to the motion, plaintiff has agreed to seek a stay of the litigation until such time as the FCC has ruled on our Petition for Declaratory Ruling.

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

•

2ergo Americas. We are continuing to integrate the operations, technology and personnel of 2ergo Americas. This process is more complex than in our previous acquisitions due to the need to integrate elements of the 2ergo Americas software platform with our platforms and due to the complexities involved in addressing certain technologies previously shared by 2ergo Americas and its parent. We acquired 2ergo Americas in order to broaden our client base and gain technology and personnel, and we will be unable to recognize the anticipated benefits of the acquisition if we are unable to integrate the acquired technology effectively in a timely manner or if we fail to maintain and incentivize the former 2ergo Americas employees in a manner that enables us to maintain existing clients and add additional mobile marketing clients. In April and May 2012, three related class action litigations, which have now been consolidated, were filed against numerous defendants, including us in our alleged capacity as successor-in-interest to 2ergo Americas, alleging violations of antitrust laws that purportedly occurred before we acquired 2ergo Americas. We may incur damages and other expenses as a result of these litigations, or as the result of other actions of 2ergo Americas occurring prior to the acquisition, that could have a material adverse effect on our business, financial condition and operating results. In addition, any such matters could divert management’s attention from our operations.

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

We sell our hosted customer contact services for use in the collections process by accounts receivable management agencies and by large in-house accounts receivable management departments. Revenues from these businesses represented 60% of our revenues in the first nine months of 2012, 70% of our revenues in 2011, 75% of our revenues in 2010 and 77% of our revenues in 2009. We expect that revenues from accounts receivable management businesses will continue to account for a substantial part of our revenues for the foreseeable future.

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

Moreover, two clients accounted for a total of 18% of our revenues in the first nine months of 2012, 23% of our revenues in 2011, 23% of our revenues in 2010 and 29% of our revenues in 2009. One of these clients is an accounts receivable management agency and the other is a large in-house accounts receivable management department of a telecommunications business. In addition to the risks associated with accounts receivable management businesses in general, our business, financial condition and operating results would be negatively affected if either of these clients were to significantly decrease the extent to which it uses our hosted customer contact services.

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

Our multi-tenant customer communication platforms rely on technology licensed from third-party providers. For example, we use the Apache web server, the Oracle WebLogic application server, the JBoss Application server, Nuance Communications text-to-speech and automated speech recognition software, the Oracle database, and the MySQL database. We anticipate that we will need to continue to license technology from third parties in the future. There might not always be commercially reasonable software alternatives to the third-party software that we currently license. Any such software alternatives could be more difficult or costly to replace than the third-party software we currently license, and integration of that software into our platforms could require significant work and substantial time and resources. Any undetected errors in the software we license could prevent the implementation of our cloud-based services, impair the functionality of our services, delay or prevent the release of new features or offerings, and injure our reputation. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties, which might not be available on commercially reasonable terms or at all.

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

Revenues from clients in the accounts receivable management industry and large in-house, or first-party, accounts receivable management departments represented 60% of our revenues in the first nine months of 2012, 70% of our revenues in 2011, 75% of our revenues in 2010 and 77% of our revenues in 2009. These clients’ use of our services is affected by an array of complex federal and state laws and regulations. The U.S. Fair Debt Collection Practices Act, or FDCPA, limits debt collection communications by clients in the accounts receivable management industry, including third parties retained by creditors. For example, the FDCPA prohibits abusive, deceptive and other improper debt collection practices, restricts the timing and content of communications regarding a debt or a debtor’s location, and allows consumers to opt out of receiving debt collection communications. In general, the FDCPA also prohibits the use of debt collection communications to cause debtors to incur more debt. Many states impose additional requirements on debt collection communications, including limits on the frequency of debt collection calls, and some of those requirements may be more stringent than the comparable federal requirements. Moreover, debt collection communications are subject to new regulations, as well as changing regulatory interpretations that may be inconsistent among different jurisdictions. For example, in February 2012 the FCC modified its rules to require opt-in for all prerecorded calls made to mobile phones, which limits our clients’ ability to use our services to call a mobile phone for the purposes of collections without having prior written consent from a customer. Our business, financial position and operating results could be substantially harmed by the adoption or interpretation of U.S. federal or state laws or regulations that make our services either unavailable or less attractive for debt collection communications by existing and potential clients.

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

Under the TCPA, it is unlawful to use an automatic telephone dialing system or an artificial or prerecorded message to contact any cellular or other wireless telephone number, unless the recipient previously has consented to receiving this type of communication. In February 2012 the FCC modified its rules and will require, effective as of October 16, 2013, a written opt-in for all autodialed or prerecorded calls made to mobile phones, which will limit our clients’ ability to use our service to call a mobile phone for the purposes of information, customer care or telemarketing without having prior written consent from a customer. Many states have enacted restrictions on using automatic dialing systems and artificial and prerecorded messages to contact wireless telephone numbers, and some of those state requirements may be more stringent than the comparable federal requirements.

Our services provide our clients with the capability to transmit artificial and prerecorded messages. Although our services are designed to enable a client to screen a contact list to remove wireless telephone numbers, a client may determine that prerecorded communication to certain wireless telephone numbers are permitted because the recipients previously have consented to receiving such communication. We cannot ensure that, in using our services for a campaign, a client removes from its contact list the names of all persons who are associated with wireless telephone numbers and who have not consented to receiving artificial or prerecorded communication. On January 11, 2012, a class action litigation, which we refer to as the Sager Litigation, was filed against Bank of America and us as co-defendants. The Sager Litigation alleges that we and Bank of America sent text messages to the plaintiff without the plaintiff’s prior express consent, in violation of the TCPA. Plaintiff is seeking confirmation of a class of individuals who received unauthorized text message solicitations on our behalf. On June 21, 2012, we moved to stay the litigation pending, among other things, a determination by the Federal Communications Commission in relation to our Petition for Declaratory Ruling on mobile termination messages. In response to the motion, plaintiff agreed to seek a stay of the litigation until such times as the FCC has ruled on our Petition for Declaratory Ruling. We intend to defend vigorously against the claims in the Sager Litigation that allege we violated provisions of the TCPA in delivering text messages. We are continuing to investigate this matter. At this time it is not possible for us to estimate the amount of damages, losses, fees and other expenses that we will incur as the result of the Sager Litigation, but such an amount could have a material adverse effect on our business, financial condition and operating results. Even if we succeed in defending against the Sager Litigation, we are likely to incur substantial costs and our management’s attention will be diverted from our operations.

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

As of October 31, 2012, our executive officers and directors and their affiliated entities, in the aggregate, beneficially owned 47% of our common stock. In particular, affiliates of North Bridge Ventures Partners, including William J. Geary, one of our directors, in the aggregate, beneficially owned 29% of our common stock. Our executive officers, directors and their affiliated entities, if acting together, are able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. These stockholders may have interests that differ from those of other investors, and they might vote in a way with which other investors disagree. The concentration of ownership of our common stock could have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and could negatively affect the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of our common stock that were made by us during the quarter ended September 30, 2012.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 to 31, 2012	28,917	$2.45	28,917
August 1 to 31, 2012	34,613	2.29	34,613
September 1 to 30, 2012	10,308	2.32	10,308

Total	73,838	$2.37	73,838	$1,822,040

(1)	As of September 30, 2012, we had repurchased an aggregate of 265,047 shares of our common stock pursuant to the repurchase program that we publicly announced in March 2010.
(2)	The board of directors approved our repurchase of shares of common stock having an aggregate value of up to $2,500,000 pursuant to the program announced in March 2010.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Calculation Linkbase Document

101.DEF#	XBRL Taxonomy Definition Linkbase Document

101.LAB#	XBRL Taxonomy Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

#	Pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934 and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SoundBite Communications, Inc.

Date: November 9, 2012	By:	/s/ James A. Milton
James A. Milton
President and Chief Executive Officer

Date: November 9, 2012	By:	/s/ Robert C. Leahy
Robert C. Leahy
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Chief Accounting Officer)