Form 10-K
period 2012-12-31
SOUNDBITE COMMUNICATIONS INC
filed 2013-03-04
CIK 1163698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☑

As of February 1, 2013, the aggregate market value of common stock (the only outstanding class of common equity of the registrant) held by non-affiliates of the registrant was $27.0 million based on a total of 10,031,385 shares of common stock held by non-affiliates and on a closing price of $2.69 on June 30, 2012 for the common stock as reported on The NASDAQ Global Market.

As of February 1, 2013, 16,498,357 shares of common stock were outstanding.

Documents Incorporated by Reference

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after December 31, 2012. Portions of such proxy statement are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K.

SOUNDBITE is our registered service mark in the United States, and SOUNDBITE ENGAGE and SOUNDBITE INSIGHT are our service marks. This annual report also includes trademarks, trade names and service marks of other entities.

i

FORWARD-LOOKING INFORMATION

This annual report contains, in addition to historical information, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act, including information relating to revenues generated from our services to businesses, our efforts to expand our presence in mobile marketing, our expected gross margins for the foreseeable future, our ability to remain competitive and achieve future growth, information with respect to other plans and strategies for our business, and factors that may influence our revenues for 2013 and thereafter. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions are intended to identify our forward-looking statements. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties including those described in “Item 1A. Risk Factors” and elsewhere in this annual report and that may be described from time to time in our reports filed with the SEC after the filing of this annual report. The forward-looking statements included in this annual report represent our estimates as of the date of this annual report. We specifically disclaim any obligation to update these forward-looking statements in the future, except as specifically required by law or the rules of the SEC. These forward-looking statements should not be relied upon as representing our estimates or views as of any date subsequent to the date of this annual report.

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

ii

PART I

Item 1.	Business

Overview

We provide cloud-based, multi-channel services that enable businesses to design, execute and measure customer communication campaigns for a variety of marketing, customer care, and collection and payment processes. Clients can use our services to improve customer experience management by communicating proactively with their customers through automated voice messaging, predictive dialing, text messaging, emails and web communications that are relevant, timely, personalized and engaging.

Our services are provided using a multi-tenant, cloud-based architecture that enables us to serve all of our clients cost-effectively. “Cloud-based” refers to the delivery of technology services through the Internet, which includes delivery of software as a service or SaaS. Because our services are cloud-based, businesses using our services do not need to invest in or maintain new hardware or to hire and manage additional dedicated information technology staff. In addition, we are able to implement new features on our platforms that become part of our services automatically and can benefit all clients immediately. Our key platforms are designed to serve increasing numbers of clients and growing demand from existing clients, enabling the platforms to scale reliably and cost-effectively.

We serve two global markets: hosted contact centers and mobile marketing. Our hosted contact center services are used primarily by companies in the accounts receivable management (or collections), energy and utilities, financial services, retail, and telecommunications industries. Our mobile marketing client base consists principally of companies in the consumer package goods, retail, and telecommunications and media industries.

We derive, and expect to continue to derive for the foreseeable future, a substantial majority of our revenues from the hosted contact center market. Our strategy for achieving long-term, sustained growth in our revenues and net income is focused on building upon our leadership position in the hosted contact center market and leveraging our text capabilities in the rapidly growing mobile marketing market.

In 2012 our services were used by more than 450 businesses located in the United States and Europe, including approximately 25 Global 500 and 50 Fortune 500 companies. These businesses included 7 of the 10 largest global issuing banks, 5 of the 10 largest U.S. telecommunications and media providers, 4 of the 10 largest U.S. retailers, 7 of the 10 largest U.S. utility providers, and approximately 60 accounts receivable management agencies. We use our direct sales channel principally to target business-to-consumer companies, and we leverage our partnership channel to offer our services more broadly within our target markets, to enter new vertical markets, to augment our international expansion and to sell to smaller businesses cost effectively.

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

Traditionally, businesses have focused their customer contact centers on responding quickly and effectively to consumer inquiries and requests. A business cannot, however, afford to simply wait to be contacted by consumers. In recent years, increased competition, heightened expectations for — and costs of — customer service, dynamic regulatory environments, and a weakened economy have been helping to drive the implementation of proactive communication solutions that can help businesses increase customer loyalty and satisfaction, generate more revenue at a lower cost and improve the overall customer experience.

Emergence of Mobile Marketing

At the same time as they are seeking to address changing market dynamics, businesses have been trying to respond to — and take advantage of — continuing technological developments, most notably the adoption of smartphones, tablet computers and other mobile devices as the primary communications device of consumers worldwide. In January 2013 Portio Research Limited projected that the number of mobile subscribers worldwide will increase from an estimated 6.5 billion at December 31, 2012 to nearly 8.5 billion by December 31, 2016.

Mobile devices provide access to multiple communications channels, and consumers increasingly access and exchange information over a variety of communications channels, including email, text messaging, web, instant messaging, social media and voice. Marketing organizations are recognizing this channel as an effective means to deliver relevant marketing campaigns and offerings, and to drive traffic into traditional “brick and mortar” stores. Moreover, as consumers have gained experience with the multiple communications channels offered by their mobile devices, they increasingly are developing and expressing preferences for the types of communications they wish to receive and the channels over which those communications are to be received. Marketing organizations can leverage this information to improve and manage the customer experience.

By communicating with consumers through different channels and honoring customer communications preferences, businesses can provide relevant and timely information to consumers effectively and efficiently and can achieve higher response rates, stronger customer relationships and improved customer experiences — all of which can result in increased revenue and profitability. A March 2012 survey of chief marketing officers conducted by Luth Research reported that the mobile marketing budgets of 71% of the survey participants were increasing, from an average of $5.4 million in 2011 to $6.5 million in 2012, and that 74 million people in the United States had “opted in” to receive text messages from marketers. In response to the trend across all demographics to utilize their mobile device as their primary communications device, businesses have increasingly sought to leverage the mobile medium as a means of communication to consumers.

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

Managing the Customer Experience through Proactive Communications

In order to establish and build trusted, long-term, profitable relationships with customers, businesses increasingly require a comprehensive customer experience management solution that will enable them to communicate proactively throughout the customer life-cycle via marketing, customer care, and collections and payments applications. With proactive communications, a business can send a timely message to a consumer’s preferred access device using one or more communications channels. The consumer can respond immediately over his or her preferred communications channel. By proactively communicating timely and relevant information to customers, businesses can increase customer satisfaction and loyalty and improve the customer experience, which in turn can drive revenue and, by reducing inbound communications, reduce operational costs.

A customer experience solution must enable businesses to manage all digital communications through key channels such as voice, text, email and the web, and must be designed with the ability to add support for other channels as they emerge and gain broad-based market acceptance. The solution must offer businesses the flexibility to use the most appropriate channel based on a customer’s communications preferences, the channel’s efficacy, the message content and other business goals. The solution should provide a business with a unified view of its customers’ communications in order to facilitate consistent and personalized communications at every stage in the customer lifecycle. It should have the ability to capture and manage an increasing variety of both customer and client preferences related to the communications outreach. In addition, the solution should increase contact center efficiencies not only by further increasing the productivity of contact center agents, but also by facilitating “agent-less” communications where appropriate.

In order to support coherent, preference-based multi-channel communications, a customer experience management solution should be delivered using a multi-tenant, cloud-based model. This model enables proactive communications to be delivered and deployed to a business quickly and cost-effectively. Moreover, this model can provide the flexible, robust architecture needed to respond to — and take advantage of — current and future technological advances and customer communication trends.

Our Solution

We provide cloud-based, multi-channel services that enable businesses to design, execute and measure customer communication campaigns for a variety of marketing, customer care, and collection and payment processes. Clients can use our services to improve customer experience management by communicating proactively with their customers through automated voice messaging, predictive dialing, text messaging, emails and web communications that are relevant, timely, personalized and engaging.

Our client management team assists clients in selecting service features and adopting best practices that enable them to use our multi-channel cloud-based platforms effectively. We offer performance analytical capabilities to assist clients in reviewing responses and trends in order to improve the design and execution of their campaigns.

Key benefits of our services include:

Acquisition and Segmentation of Customers.    Businesses can use our services to support a variety of marketing programs targeted at converting consumers to customers and building upon relationships with existing customers. Market realities and regulatory restrictions can make it difficult for businesses to communicate with consumers who are not customers. Our services support the efforts of a business to obtain “opt-in” consents that will allow the business to communicate with a potential customer and make that consumer a customer. Businesses can also use our services to identify segments of existing customers that the business wishes to target with a particular program.

Communications Across Multiple Channels.    Using our services, a business can interact with its customers by automated voice messaging, predictive dialing, text, the web or email, or by blending a combination of those channels. As a result, the business can select a channel or channels based on a combination of a customer’s channel preferences, the channel’s efficacy, the message content and other business goals.

Lower Total Cost of Ownership.    Our services do not require a business to invest in or maintain new hardware, or to hire and manage dedicated information technology staff. Because new features are implemented on our cloud-based platforms, those features automatically become part of our services and benefit clients immediately.

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

Rapid Initiation and Modification of Campaigns.    A new client can initiate its first campaign using our services in a period as short as a few days, using only its existing contact center infrastructure and Internet connections. New clients avoid the delay associated with installing the hardware and software required for an on-premise solution. Using the performance analytics of our services, clients can improve the design and execution of existing campaign strategies immediately by self service or quickly through our professional services organization.

Our Strategy

Our objective is to become a leading provider of customer experience management solutions for multi-channel proactive customer communications. To achieve this goal, we are pursuing the following:

Target Mobile Marketing Opportunities.    Our platforms offer a wide array of features that facilitate interactive communications between clients and their customers, including automated and agent-assisted customer dialogs over multiple delivery channels. In June 2011 we acquired key assets of SmartReply, a provider of text messaging and mobile communications solutions, and in February 2012 we acquired 2ergo Americas, a provider of mobile business and marketing solutions. In 2012 we also added comprehensive support for the web channel to the SoundBite Engage platform, and we will continue to enhance our services to provide additional interactive mobile messaging capabilities.

Expand Internationally.    In recent years we have enhanced our services to enable the delivery of multi-channel customer experience communications in countries outside of North America. We now offer support for nearly 50 countries. We will continue to invest in marketing and selling our services internationally, both directly and through partners, in order to broaden and deepen relationships we have established as well as to expand our penetration into new clients and resellers.

Extend Technology Leadership.    In 2012 we released multiple updates to the SoundBite Engage platform that enhanced the core campaign management features, improved support for our web and text channels, and enhanced our voice channel offering by adding support for manual dialing and call monitoring. In 2013 we intend to broaden our hosted customer contact offerings by continuing to enhance the SoundBite Engage and SoundBite Insight platforms through additional capabilities for the voice channel, extended support for self-service for the web and text channels, and advanced device and capability support for the web channel. In addition we will continue to retire, consolidate and enhance platforms we acquired as part of our mobile marketing acquisitions. We also intend to broaden our mobile marketing service offerings based upon core technology obtained through our acquisition of 2ergo Americas in February 2012.

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

Selectively Seek Strategic Acquisitions.    To complement and accelerate our internal growth, we will selectively pursue acquisitions of businesses, technologies and products that will provide access to new markets or clients, expand the feature set of our services, or otherwise complement our existing operations. We accelerated our growth in mobile marketing through our acquisition of key assets of SmartReply in June 2011 and our acquisition of 2ergo Americas in February 2012.

Our Services

We provide cloud-based, multi-channel services that enable businesses to design, execute and measure customer communication campaigns for a variety of marketing, customer care, and collection and payment processes. Clients use the our services to communicate with their customers through automated voice messaging, predictive dialing, text, email messages and web communications that are relevant, timely, personalized and engaging.

Our multi-channel communications platform, SoundBite Engage, enables clients to design, execute and measure customer communications across the customer lifecycle. Our preference management platform, SoundBite Insight, helps businesses design relevant and targeted customer communications strategies. SoundBite Insight centralizes the ongoing tracking and management of consumer profile data, stated preferences and observed customer behaviors. SoundBite Engage and SoundBite Insight are designed to serve increasing numbers of clients and growing demand from existing clients, enabling the platforms to scale reliably and cost-effectively. As the result of the 2ergo Americas acquisition we have four additional cloud-based platforms that are used to provide services to a limited number of clients. We intend to broaden both our hosted contact center and our mobile marketing service offerings based in part on three of these acquired platforms.

Our services are provided using a multi-tenant architecture, which enables us to serve our clients cost-effectively. To use our services, a business does not need to invest in or maintain new hardware or to hire and manage additional dedicated information technology staff. In addition, we are able to implement new features on our platforms that become part of our services automatically and can benefit all clients immediately. As a result, a new client can begin using our services in a period as short as a few days and can take advantage of new features as they become available.

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

Contact Management enables a client to review and update the attributes of a particular customer. In addition this component is responsible for the deactivation process — that is, ensuring that changes to a consumer’s mobile number are honored by the client.

Subscription and Event Management defines the set of subscriptions and events that a consumer can subscribe to receive. For example, a client may define an event that reflects a late departure of an airline flight and a consumer could elect to subscribe to text notifications of the event on the consumer’s mobile device.

Historical Reporting provides a client with reports in a variety of formats that can be exported at any time. These reports typically include details regarding consumer profile data, stated preferences and observed consumer behaviors. These types of reports often are used to review the performance of other marketing campaigns in order to provide insight into the number of opt-in consents received with respect to a particular campaign.

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

Marketing	Customer Care	Collection and Payments
• Loyalty programs	• Delivery notifications	• Payment reminders
• Promotions • Opt-ins	• Program enrollment • Product recalls	• Self-service payments • Early-stage collections
• Service activations	• Surveys	• Expedited payments

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

•

Multi-Pass Campaigns effect multiple overlapping passes through a contact list in accordance with client-defined parameters, in order to maximize contact list penetration and response rates. These passes may span different channels and occur over multiple days, and they can define the escalation conditions in which our services move to a different phone number or email address within a campaign.

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

Our Client Management Services

Our client management organization helps clients select service features and adopt best practices that will enable the clients to use our multi-channel services effectively. This organization provides varying levels of support, such as managing entire campaigns, providing best practice recommendations and supporting self-service clients. It offers a range of services that includes script development, campaign strategy, professional voice talent recording, custom reporting and detailed analysis of campaign results. Through acquisitions, we have augmented our client management services in mobile marketing to include strategic services that enable our clients to grow their mobile marketing databases and then leverage those databases with investment in marketing programs that can provide high returns on investment. At February 1, 2013, our client management organization had 34 employees.

Our client management organization consists of three principal teams:

Enterprise Program Directors help clients fully understand their customer communications needs and then assist those clients in designing solutions to meet defined goals. This team works with sales personnel to help design successful program strategies and ensure effective execution. The team also works directly with prospective and existing clients to determine the most effective use of our services in their businesses. Demonstrations are used to highlight features and functionality of our services that are currently available or in development.

Professional Services members provide implementation services and project management, including detailed requirements gathering, test, design and setup script development, voice talent recording, and all aspects of file interchange. This team builds and maintains a library of best practices based upon experience gained in helping design and optimize campaigns.

Customer Support, Client Education and Online Help teams provide clients with training and documentation both initially and on a continuing basis, in order to assist the clients in using our services more effectively and efficiently. Training modules include self-paced tutorials, on-line job aids and live instructor led classes. Our support desk is available around-the-clock.

Business Segments and Geographic Information

We manage our operations on a consolidated, single operating segment basis for purposes of assessing performance and making operating decisions. Accordingly, we have only one reporting segment. Businesses in the United States accounted for more than 90% of our revenues in 2012 and 2011 and substantially all of our revenues in 2010.

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

In 2012 our services were used by more than 450 businesses located in the United States and Europe, including approximately 25 Global 500 and 50 Fortune 500 companies. Our clients include approximately 60 accounts receivable management agencies. Our services are used by a number of the largest business-to-consumer companies (measured by revenue) in our targeted industries, including:

•	7 of the 10 largest global issuing banks;

•	5 of the 10 largest U.S. telecommunications and media providers

•	4 of the 10 largest U.S. retailers; and

•	7 of the 10 largest U.S. utility providers.

We use our direct sales channel principally to target large business-to-consumer companies, and we leverage our partnership channel to offer our services more broadly within our target markets, to enter new vertical markets, to augment our international expansion and to sell to smaller businesses cost effectively.

We provide our services under a combination of usage- and subscription-based models. The substantial majority of our pricing agreements do not require minimum levels of usage or payments.

During 2012, no client accounted for ten percent or more of our revenues. T-Mobile USA, Inc., a provider of mobile telephone services, and NCO Group, a provider of business process outsourcing services, each accounted for more than ten percent of our revenues in each of 2011 and 2010. Neither T-Mobile USA, Inc. nor NCO Group accounted for twenty percent or more of our revenues in either of those years.

Sales and Marketing

We offer our services principally through our direct sales force. Sales leads are generated through cold calling, client and other referrals, and a variety of marketing programs. Once a lead is qualified, the sales process typically involves a web-based or in-person presentation and demonstration, together with pre-sales support from our client management organization. These presentations focus on explaining the benefits of our service offerings, including the speed with which the services can be deployed and demonstrating the potential return on investment from the use of our services. We encourage prospective clients to engage in a pilot campaign to evaluate the efficacy of our services. As of February 1, 2013, our direct sales force consisted of 32 employees located in the United States and the United Kingdom.

In order to broaden our distribution reach, we also offer our services through an indirect channel comprised of business process outsourcers or BPOs, resellers, solution providers, OEMs and international distributors. Using our Web Services API, BPOs and OEMs can integrate their applications with the SoundBite platforms. Under our Business Partner Program, our indirect channel has enabled us to offer our services more broadly within our target markets, enter new vertical markets, augment our international expansion and sell to smaller businesses cost effectively.

Our marketing communications and programs strategy has been designed to increase awareness of our services, generate qualified sales leads and expand relationships with existing clients. We reinforce our brand identity through our website, social media and public relations, which are intended to build market awareness of our company. We host webinars, sponsor white papers, build relationships with leading analysts, and participate in industry events and associations. We distribute communications to prospects and to our clients through social media networks such as Twitter and Facebook. As of February 1, 2013, our marketing group had 6 employees.

Our sales and marketing expenses totaled $16.6 million in 2012, $14.1 million in 2011 and $14.2 million in 2010.

Technology, Development and Operations

Technology

We launched our first multi-tenant, cloud-based service in 2000. Our services are provided through a secure, scalable platform written primarily in Java using the Java 2 Enterprise Edition, or J2EE, development framework. We use a combination of proprietary, open source and commercially available software, including Apache web servers, Apache Tomcat, Oracle WebLogic and JBoss application servers, Nuance text-to-speech and automated speech recognition software, and Oracle and MySQL databases. The software runs primarily on Linux servers.

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

The SoundBite Insight and SoundBite Engage platforms include a number of security features designed to keep customer data safe and confidential, such as encryption of sensitive data, secure transmission, audit trails, non-shared accounts, need-to-know access policies and formal incident response. Clients can elect to use supplemental security features such as email and FTP address restrictions for report deliveries and encryption of reports. Compliance management provides a client with the ability to define a set of rules to control when a customer is contacted based on the customer’s location, which is determined either by reference to the phone number being contacted or by reference to the address of the customer. During 2012, we renewed our certification, valid through September 30, 2013, as a Payment Card Industry Data Security Standard, or PCI/DSS, compliant Level 1 Service Provider, which enables us to work closely and exchange extensive data with banks and credit card companies. We have registered with the U.S. Department of Commerce and incorporate the European Union Safe Harbor Principles relating to the protection of personal data. In addition, we have instituted periodic internal and third-party reviews of our security structure, including an annual voluntary external Type II audit of our information technology-related control activities for our platforms under the Statement on Auditing Standards for Attestation Engagements No. 16, also referred to as Service Organization Control No. 1, Reports on the Processing of Transactions by Service Organizations.

Research and Development

Our research and development organization is responsible for developing new features and other new offerings for our platforms. The research and development organization also is responsible for performing platform functionality and load testing, as well as quality assurance activities. In 2013 the organization intends to broaden our hosted customer contact offerings by continuing to enhance the SoundBite Engage and SoundBite Insight platforms through additional capabilities for the voice channel, extended support for self-service for the web and text channels, and advanced device and capability support for the web channel. The organization is continuing to enhance the scalability and reliability of our core platforms and to retire, consolidate and enhance platforms we acquired as part of our mobile marketing acquisitions. We also intend to broaden our mobile marketing service offerings based upon core technology obtained through our acquisition of 2ergo Americas. As of February 1, 2013, our research and development organization had 41 employees.

Our research and development expenses totaled $7.2 million in 2012, $6.1 million in 2011 and $5.9 million in 2010.

Operations

We serve our clients from five third-party hosting facilities. Our agreements for two of these facilities located in Ashburn, Virginia and Somerville, Massachusetts automatically renew for one-month periods under current terms unless written notification is made by either party 90 days prior to renewal. Our third hosting facility is located in Slough, United Kingdom and leased under an agreement that automatically renews for twelve-month periods unless written notification is made by either party three months prior to the expiration date. Our fourth facility is located in Las Vegas, Nevada and is leased under an agreement that automatically renews for monthly periods unless written notification is made 30 days prior to the expiration date. Our fifth facility, which also is located in Ashburn, Virginia, is leased by 2ergo Americas under an agreement that expires in July 2014.

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

We maintain relationships with numerous carriers for voice and data termination. Our carriers currently include Equinix, Global Crossing, Level 3 and Qwest. We select and manage a mix of telecommunication carriers to limit service interruptions, even in the event of a localized loss of a major provider.

We continuously monitor the performance and availability of our services. We designed our service infrastructure using load-balanced service pools, redundant interconnected network switches and firewalls, clustered application servers and fault-tolerant storage devices. Production databases are backed up on a daily basis to ensure transactional integrity and restoration capability.

We have deployed a security infrastructure that includes internal and perimeter firewalls, network intrusion detection, and host intrusion detection systems. We maintain on-site as well as off-site third party log-aggregation services for audits and forensics. All inter-site connectivity is over a private wide area network. See “—Technology” above.

We have service level agreements or arrangements with a small number of clients under which we warrant certain levels of system reliability and performance. If we fail to meet those levels, those clients are entitled to either receive credits or terminate their agreements with us. We did not provide any material credits in 2012, 2011 or 2010 pursuant to any service level provisions.

As of February 1, 2013, our operations organization had 9 employees.

Competition

The market for our service offerings is intensely competitive, changing rapidly and fragmented. The following summarizes the principal products and services that compete with our hosted contact center and mobile marketing services.

Hosted Contact Center Market

Our hosted contact center voice service competes with offerings from a number of vendors. Many of these vendors focus on providing a basic service with limited features and compete principally on the basis of price and, to a lesser extent, on return on investment and reliability. These vendors consist of (a) a small number of larger, multi-product line companies such as InContact and Interactive Intelligence Group and (b) a number of smaller, privately held companies such as Five9 and LiveVox.

We also compete with a small number of vendors, principally Varolii and West Corporation, that deliver services utilizing multiple channels on a SaaS delivery model similar to ours. These vendors compete principally on the basis of return on investment, breadth of features, service and price and, to a lesser extent, brand awareness based on a referenceable client base, security and reliability.

In addition, our hosted contact center voice service competes with on-premise predictive dialers from established vendors such as Aspect, Avaya, Cisco and Genesys as well as a number of smaller vendors. Our voice service competes with on-premise predictive dialers on the basis of both available features and delivery model, including breadth of features, speed of deployment, capital investment required, pricing model and capacity.

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

Predictive dialers have been the basic method of automated customer communications for the last two decades, particularly for telemarketing and collections activity. The vast majority of telephony customer contact today is completed using predictive dialer technology. Many businesses are likely to continue using on-premise predictive dialers that have been purchased and are still operative, despite the availability of new features and functionality in alternative services.

Some vendors of hosted contact center solutions, particularly West, and some vendors of predictive dialers, particularly Aspect, Avaya and Cisco, have significantly greater financial, technical, marketing, service and other resources than we have. Some of these vendors also have larger installed client bases and longer operating histories. Competitors with greater financial resources may be able to offer lower prices, additional products or services, or other incentives that we cannot match or offer. These competitors may be in a stronger position to respond quickly to new technologies and may be able to undertake more extensive marketing campaigns.

Mobile Marketing Market

The market for mobile marketing solutions is developing rapidly and is highly fragmented, and we compete with a wide array of companies in selling our mobile marketing offering. These competitors include a large number of vendors focused on providing point solutions, each of which addresses a specific element of the mobile marketing solution set. These vendors typically compete on the basis of technology features and price.

We also compete with a number of vendors focused on providing packaged solutions that target a broader range of mobile marketing and advertising applications. For example, our mobile marketing offering competes directly with mobile marketing applications provided by Augme Technologies (in part through its acquisition of HipCricket in August 2011), ExactTarget, Lenco Mobile (principally through its acquisition of iLoop Mobile in December 2011), Velti and Vibes. These vendors generally compete on the basis of the breadth of their offerings and the return on investment. In competing with these vendors, we focus on the breadth of our multi-channel functionality, our strategic client management services, the flexibility of our pricing model and our referenceable client base.

Some vendors of mobile marketing solutions, particularly Velti, have significantly greater financial, technical, marketing, service and other resources than we have, as well as larger installed client bases and longer operating histories. Competitors with greater financial resources may be able to offer lower prices, additional products or services, or other incentives that we cannot match or offer. These competitors may be in a stronger position to respond quickly to new technologies and may be able to undertake more extensive marketing campaigns.

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

We have adopted a strategy of seeking patent protection with respect to certain technologies used in or relating to our products. We have seven issued U.S. patents, which relate to: (a) a voice message delivery method and system (patent number U.S. 6,785,363 B3) that was issued in August 2004 and will expire in January 2021; (b) an address book for a voice message delivery method and system (patent number U.S. 6,829,331 B2) that was issued in December 2004 and will expire in January 2022; (c) answering machine detection for voice message delivery and system (patent number U.S. 7,054,419) that was issued in May 2006 and will expire in April 2021; (d) a method and system for managing interactive communications campaign using a hold queue (patent number US 8,280,031 B2) that was issued in October 2012 and will expire in April 2035;(e) a method and system for managing interactive communications campaign with reduced customer-to-agent connection latency (patent number US 8,270,594 B2) that was issued in September 2012 and will expire in August 2034; (f) managing interactive communications campaigns (patent number US 8,270,575 B2) that was issued in September 2012 and will expire in July 2032; and (g) a method and system for interactive communications campaigns with text messaging (patent number US 8,379,834) that was issued in February 2013. We have ten pending U.S. patent applications that relate to the optimization of interactive communications campaigns and the provision of messages to mobile devices in an enterprise-centric architecture. Additionally, we evaluate ideas and inventions for patent protection with a team of engineers and product managers, in consultation with our outside patent counsel. We expect to file additional patent applications in the ordinary conduct of our business.

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

Many states and state agencies in the United States have also adopted and promulgated laws and regulations governing debt collection, contact with wireless, business and residential telephone numbers, telemarketing, and data privacy. These laws and regulations may, in certain cases, impose restrictions that are more stringent than the federal measures discussed above. To date, our employees have performed a significant portion of our activities in complying with U.S. federal and state laws and regulations and we have not incurred material out-of-pocket compliance costs.

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

Employees

As of February 1, 2013, we had a total of 140 employees, consisting of 34 employees in client management, 41 employees in research and development, 38 employees in sales and marketing, 9 employees in operations, and 18 employees in general and administrative. A total of 102 of our employees are based at our headquarters in Bedford, Massachusetts.

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

We derive, and expect to continue to derive for the foreseeable future, a substantial majority of our revenues from sales of our hosted contact center services. The market for hosted contact center services is characterized by aggressive competition, particularly on pricing, that could result in reduced sales or lower margins, and could prevent our current or future services from achieving or maintaining broad market acceptance. If we are unable to compete effectively in this market, it will be difficult for us to add and retain clients and our business, financial condition and operating results will be seriously harmed.

The market for hosted contact center services is fragmented and changing rapidly. Most vendors focus on providing a basic service with limited features and compete principally on the basis of price, but we also compete with a small number of hosted contact center vendors that deliver services utilizing multiple channels on a software-as-a-service delivery model similar to ours.

Our hosted contact center voice service also competes with on-premise predictive dialers from both established and smaller vendors, some of which offer forms of hosted solutions. Predictive dialers have been the basic method of automated customer communications for the last two decades, particularly for telemarketing and collections activity. The vast majority of telephony customer contact today is completed using predictive dialer technology. Many businesses are likely to continue using on-premise predictive dialers that have been purchased and are still operative, despite the availability of new features and functionality in alternative services.

Some of our competitors have significantly greater financial, technical, marketing, service and other resources than we have, and some competitors have larger installed client bases and longer operating histories. Competitors with greater financial resources may be able to offer lower prices, additional products or services, or other incentives that we cannot match or offer. These competitors may be in a stronger position to respond quickly to new technologies and may be able to undertake more extensive marketing campaigns.

We increasingly are focusing on our mobile marketing offerings, and our business would be adversely affected if the market for mobile marketing services does not develop as we expect or if we fail to offer services that successfully address the needs of a rapidly changing market.

In recent years we increasingly have focused our internal development and sales efforts on mobile marketing services and have invested, and expect to continue to invest, significant financial and management resources in building and offering our mobile marketing services. In June 2011 we acquired key assets of SmartReply, a provider of text messaging and mobile communications solutions, and in February 2012 we acquired 2ergo Americas, a provider of mobile business and marketing solutions.

With our introduction of mobile marketing solutions, we have entered a market that is not fully mature. Market acceptance of these types of services is subject to consumer and industry preferences that are continually changing and developing rapidly. Many businesses still have limited experience with mobile marketing and may continue to devote larger portions of their marketing budgets to more traditional marketing methods, instead of shifting additional resources to mobile marketing. In addition, our current and potential clients ultimately may find mobile marketing to be less effective than traditional marketing methods or other technologies for promoting their products and services, and they may even reduce their spending on mobile marketing from current levels as a result. Market acceptance also is subject to a variety of other factors such as security, reliability, performance, consumer concerns with entrusting a third party to store and manage their data, public concerns regarding privacy, and the enactment of laws or regulations that restrict our ability to provide such services to clients in the United States or internationally. If the market for mobile marketing deteriorates, or develops more slowly than we expect, we may not be able to increase our revenue and our business will suffer.

The growth of our business depends in large part on our ability to deliver compelling mobile marketing solutions to businesses. Our mobile marketing business is at an early stage of development, and we may not achieve or sustain demand for our mobile marketing offerings. The market for mobile marketing services is emerging and is characterized by rapid technological change, evolving industry standards, frequent new product introductions and short product life cycles. To succeed, we need to enhance our current services and develop new services on a timely basis to keep pace with market needs and satisfy the increasingly sophisticated requirements of clients. Consumers may choose not to allow marketing on their mobile devices, and consumer requirements could impact the willingness of businesses to adopt and use some or all of our mobile marketing services. To the extent we incorrectly predict business or consumer requirements for our mobile marketing services, or if there is a delay in market acceptance of those services, our business could be harmed.

Our success in establishing and growing our mobile marketing business will depend in part on the performance, availability and pricing of our mobile marketing services in comparison to a wide array of competing products and services. Competition in the market of mobile marketing applications and services is intense. New products and services based on emerging technologies, consumer demands, industry standards or regulatory requirements could render our services obsolete and unmarketable.

Our mobile marketing endeavors involve significant risks and uncertainties, including distraction of management from other operations, insufficient revenues to offset associated expenses and inadequate return on capital. We cannot assure you that our mobile marketing strategies and offerings will be successful and will not materially adversely affect our reputation, financial condition or operating results. As a result our mobile marketing services may not achieve and sustain market acceptance sufficient to generate enough revenues to cover our costs and allow our mobile marketing operations to become profitable.

Our quarterly operating results can be difficult to predict and can fluctuate substantially, which could result in volatility in the price of our common stock.

Our quarterly revenues and other operating results have varied in the past and are likely to continue to vary significantly from quarter to quarter. The substantial majority of our pricing agreements do not require minimum levels of usage or payments, and our revenues therefore fluctuate based on the actual usage of our services each quarter by existing and new clients. Quarterly fluctuations in our operating results also might be due to numerous other factors, including:

•	our ability to attract new clients, including the length of our sales cycles;

•	our ability to sell new solutions and increased usage of existing solutions to existing clients;

•	technical difficulties or interruptions in our cloud-based services;

•	changes in privacy protection and other governmental regulations applicable to the communications industry;

•	changes in our pricing policies or the pricing policies of our competitors;

•	changes in the rates we incur for services provided by telecommunication or data carriers or by text or email aggregators;

•	the financial condition and business success of our clients;

•	purchasing and budgeting cycles of our clients;

•	acquisitions of businesses and products by us or our competitors;

•	competition, including entry into the market by new competitors or new offerings by existing competitors;

•	our ability to hire, train and retain sufficient sales, client management and other personnel;

•	restructuring expenses, including severance and other costs attributable to terminations of employment;

•	timing of development, introduction and market acceptance of new communication services or service enhancements by us or our competitors;

•	concentration of marketing expenses for activities such as trade shows and advertising campaigns;

•	expenses related to any new or expanded data centers;

•	expenses related to merger and acquisition activities; and

•	general economic and financial market conditions.

Many of these factors are beyond our control, and the occurrence of one or more of them could cause our operating results to vary widely. Because of quarterly fluctuations, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful.

Recently, our quarterly revenues have been affected by seasonal factors as the result of the level of revenues we have derived from companies in the retail industry, following our acquisition of SmartReply and our increasing focus on selling to retail companies. These factors have caused our revenues in the second half of the year to increase from the level of revenues in the first half of the year. We believe these factors reflect a higher level of retail marketing activities attributable to the holiday season in the second half of the year.

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

We could be subject to substantial damages and expenses if our clients violate U.S. Telephone Consumer Protection Act restrictions as the result of the use of mobile termination text messages

Class action litigation has been initiated against a number of banks and retailers, including some of our clients, alleging that “mobile termination” text messages violate the U.S. Telephone Consumer Protection Act or TCPA, which seeks to protect the privacy interests of residential telephone subscribers.

In 2011 and 2012, several class action litigation proceedings were commenced against businesses with respect to mobile termination text messages confirming receipt of “opt-out” text requests. When a business receives a text message indicating that the sender wishes to “opt out” of further text communications from the business, a mobile termination text message may be transmitted automatically in order to confirm that the business received the opt-out message and will not send any additional text messages. In January 2012, for example, we agreed to indemnify GameStop Corp. and GameStop Inc. in connection with a now-concluded class action litigation entitled Karayan v. GameStop Corp. and GameStop Inc. that was initiated against the GameStop entities based in part on opt-out confirmation text messages. In November 2012 the FCC issued a Declaratory Ruling indicating that the sending of a one-time opt-out confirmation text message is not a violation of the TCPA subject to specified exceptions. It is unclear what effect this ruling will have on claims under the TCPA in relation to opt-out confirmation text messages.

In the future, new claims under the TCPA may be asserted against businesses, including some of our clients, as the result of mobile termination messages. The nature and materiality of those types of claims cannot be foreseen at this time. If we are required to indemnify a client under such a claim, we could incur material costs and expenses that would have a material adverse effect on our business, financial condition and operating results. If we were obligated to indemnify clients with respect to multiple class actions of this type, the costs of defending those actions could, by themselves and without regard to the ultimate outcomes of the actions, have a material adverse effect on our business, financial condition and operating results. Moreover, the possibility of such future claims could discourage or dissuade existing or potential clients from taking full advantage of our offerings, which would have an adverse effect on our revenue and operating results.

Our business will be harmed if we fail to develop new features that keep pace with technological developments and emerging consumer trends.

Businesses can use a variety of communication channels to reach their customers. Emerging consumer trends have forced a greater focus on alternative channels, customer preferences and communications via mobile devices and a failure to address these trends would be a threat to the adoption of our services. Our business, financial condition and operating results will be adversely affected if we are unable to complete and introduce, in a timely manner, new features for our existing services that keep pace with technological developments. In particular, we must continue to update our services to support consumers’ increasing use of mobile applications and devices.

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

Our acquisitions to date and any future acquisitions may be difficult to integrate, disrupt our business, dilute stockholder value, divert management attention, and subject us to third-party claims or other unexpected costs.

In June 2011 we acquired key assets of SmartReply, a provider of text messaging and mobile communications solutions, and in February 2012 we acquired 2ergo Americas, a provider of mobile business and marketing solutions. We are completing the migration of former clients of SmartReply to our platforms.

We are continuing to integrate the operations, technology and personnel of 2ergo Americas. This process has been more complex than in our previous acquisitions due to the need to integrate elements of the 2ergo Americas software platform with our platforms and due to the complexities involved in addressing certain technologies previously shared by 2ergo Americas and its parent. We acquired 2ergo Americas in order to broaden our client base and gain technology and personnel, and we will be unable to recognize the anticipated benefits of the acquisition if we are unable to integrate the acquired technology effectively in a timely manner or if we fail to maintain and incentivize the former 2ergo Americas employees in a manner that enables us to maintain existing clients and add additional mobile marketing clients. In April and May 2012, three related class action litigations, which have now been consolidated, were filed against numerous defendants, including us in our alleged capacity as successor-in-interest to 2ergo Americas, alleging violations of antitrust laws that purportedly occurred before we acquired 2ergo Americas. We may incur damages and other expenses as a result of these litigations, or as the result of other actions of 2ergo Americas occurring prior to the acquisition, that could have a material adverse effect on our business, financial condition and operating results. In addition, any such matters could divert management’s attention from our operations.

If we encounter unforeseen technical or other challenges in these integration and migration processes, our business and results of operations could be harmed. In particular, challenges or difficulties in migrating or expanding the legacy 2ergo Americas’ client base may distract our management’s attention from focusing on our other business operations and may result in our recognizing a lower level of revenues than we expected when we entered into the transactions.

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

Our success depends in part upon non-infringement of intellectual property rights owned by others and being able to resolve claims of intellectual property infringement without major financial expenditures or adverse consequences. The customer communications and telecommunications industries – and in particular the rapidly developing mobile industry – are characterized by the existence of a large number of patents, trademarks and copyrights, and by frequent litigation based upon allegations of infringement or other violations of intellectual property rights. In the past we have been subject to litigation, now concluded, with a third party that alleged that our services violated the third party’s intellectual property rights. As we seek to extend and expand our services, we could be constrained by the intellectual property rights of others.

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

Historically we targeted substantially all of our sales and marketing efforts principally to businesses located in the United States. In recent years, however, we have focused on increasing resources on businesses located outside the United States, particularly in the United Kingdom. The continued expansion of our international operations will require substantial financial investment and significant management efforts and will subject us to a number of risks and potential costs, including:

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

Our clients typically are not obligated to pay any minimum amount for our services on an on-going basis, and if those clients discontinue use of our services or do not use our services on a regular basis, our revenues would decline.

The substantial majority of the pricing agreements we enter into with our clients do not require minimum levels of usage or payments and are terminable at will by our clients. The periodic usage of our services by an existing client could decline or fluctuate as a result of a number of factors, including the client’s level of satisfaction with our services, the client’s ability to satisfy its customer contact processes internally, and the availability and pricing of competing products and services. If our services fail to generate consistent business from existing clients, our business, financial condition and operating results will be adversely affected.

We derive a significant portion of our revenues from the sale of our services for use in the collections process, and any event that adversely affects the accounts receivable management industry or in-house accounts receivable management departments would cause our revenues to decline.

We sell our hosted customer contact services for use in the collections process by accounts receivable management agencies and by large in-house accounts receivable management departments. Revenues from these businesses represented 55% of our revenues in 2012, 70% of our revenues in 2011 and 75% of our revenues in 2010. We expect that revenues from accounts receivable management businesses will continue to account for a substantial part of our revenues for the foreseeable future.

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

Moreover, two clients accounted for a total of 17% of our revenues in 2012, 23% of our revenues in 2011 and 23% of our revenues in 2010. One of these clients is an accounts receivable management agency and the other is a large in-house accounts receivable management department of a telecommunications business. In addition to the risks associated with accounts receivable management businesses in general, our business, financial condition and operating results would be negatively affected if either of these clients were to significantly decrease the extent to which it uses our hosted customer contact services.

Mergers or other strategic transactions involving our competitors could weaken our competitive position, which could harm our operating results.

Our industry is highly fragmented, and we believe it is likely that some of our existing competitors will consolidate or will be acquired, particularly in the market for mobile marketing solutions.

•	In August 2011 Augme Technologies, a mobile marketing service, acquired substantially all of the assets of Hipcricket, a mobile marketing and advertising company.

•	In October 2011 Velti, a mobile marketing and advertising technology provider, acquired Air2Web, a provider of mobile customer relationship management solutions.

•	In December 2011 Lenco Mobile, a provider of advertising and technical platforms primarily for mobile and online marketing sectors, acquired iLoop Mobile, a mobile marketing service organization.

•	In September 2012 FICO a provider of decision management solutions, acquired Adeptra, a provider of cloud-based customer engagement and risk intervention solutions.

•

In September 2012 Noble Systems, a provider of unified contact center technology solutions, acquired assets of ALI Solutions (formerly Austin Logistics), a provider of contact center decisioning and analytics applications.

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

The loss of, or a deterioration in our relationship with, indirect sales partners, or our inability to establish new indirect sales channels, could harm our sales, gross margins and other operating results.

We partner with resellers, solution providers, original equipment manufacturers or OEMs, and international distributors in order to broaden our distribution reach. Establishing new indirect sales channels is an important part of our strategy to drive revenue growth. Our operating results would be adversely affected if our contracts with these channel partners were terminated, if our relationships with channel partners were to deteriorate, if any of our competitors were to enter into strategic relationships with or acquire a significant channel partner, or if the financial condition of our channel partners were to weaken. In addition, we may expend time, money and other resources on developing and maintaining channel relationships that are ultimately unsuccessful. There can be no assurance that we will be successful in maintaining, expanding or developing relationships with channel partners. If we are not successful, we may lose sales opportunities, customers and market share. In addition, there could be channel conflict among our varied sales channels, which could harm our business, financial condition and results of operations.

We cannot be certain we will be able to continue to attract additional indirect channel partners or retain our current channel partners. In addition, we cannot be certain our competitors will not attempt to recruit certain of our current or future channel partners. Such competitive actions may have an adverse effect on our ability to attract and retain channel partners, which, in turn, may have a material adverse effect on our business, financial condition and operating results.

Moreover, the gross margin on our products and services may differ depending upon the channel through which they are sold and we may have greater difficulty in forecasting the mix of our products and the timing of orders from our customers for sales derived from our indirect sales channels. Changes in the balance of our distribution model in future periods therefore may have an adverse effect on our gross margins and profitability.

Because competition for employees in our industry is intense, we might not be able to attract and retain the highly skilled employees we need to execute our business plan.

To continue to execute our business plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for software engineers and senior sales executives. We might not be successful in attracting and retaining qualified personnel. We have experienced from time to time in the past, and expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in technology-based industries, job candidates often consider the value of the stock options they are to receive in connection with their employment. Volatility in the price of our common stock could therefore, adversely affect our ability to attract or retain key employees. Furthermore, the requirement to expense stock options could discourage us from granting the size or type of stock options awards that job candidates require to join our company. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business plan and future growth prospects could be severely harmed.

If we are unable to protect our intellectual property rights, we would be unable to protect our technology and our brand.

If we fail to protect our intellectual property rights adequately, our competitors could gain access to our technology and our business could be harmed. We rely on trade secret, copyright and trademark laws, and confidentiality and assignment of invention agreements with employees and third parties, all of which offer only limited protection. The steps we have taken to protect our intellectual property might not prevent misappropriation of our proprietary rights. We have seven issued patents and ten patent applications pending in the United States. Our issued patents and any patents issued in the future may not provide us with any competitive advantages or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in other countries are uncertain and might afford little or no effective protection of our proprietary technology. Consequently, we could be unable to prevent our intellectual property rights from being exploited abroad, which could diminish international sales or require costly efforts to protect our technology. Policing the unauthorized use of intellectual property rights is expensive, difficult and, in some cases, impossible. Litigation could be necessary to enforce or defend our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Any such litigation could result in substantial costs and diversion of management resources, either of which could harm our business. Accordingly, despite our efforts, we might not be able to prevent third parties from infringing upon or misappropriating our intellectual property.

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

Our multi-tenant customer communication platforms rely on technology licensed from third-party providers. For example, we use the Oracle WebLogic application server, Nuance Communications text-to-speech and automated speech recognition software, and the Oracle database. We anticipate that we will need to continue to license technology from third parties in the future. There might not always be commercially reasonable software alternatives to the third-party software that we currently license. Any such software alternatives could be more difficult or costly to replace than the third-party software we currently license, and integration of that software into our platforms could require significant work and substantial time and resources. Any undetected errors in the software we license could prevent the implementation of our cloud-based services, impair the functionality of our services, delay or prevent the release of new features or offerings, and injure our reputation. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties, which might not be available on commercially reasonable terms or at all.

Some of our services and technologies may use “open source” software, which may restrict how we use or distribute our services or require that we release the source code of certain services subject to those licenses.

Our services contain software modules licensed to us by third-party authors under “open source” licenses. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some open source licenses contain provisions that require attribution or that we make available source code for modifications or derivative works we create based upon the type of open source software used. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public at no cost. This would allow our competitors to create similar products with lower development effort and time and ultimately could result in an adverse impact upon our intellectual property rights and ability to commercialize our products.

Although we monitor our use of open source software to avoid subjecting our products to conditions we do not intend, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our products. Moreover, we cannot assure you that our processes for controlling our use of open source software in our products will be effective. If we are held to have breached the terms of an open source software license, we could be required to seek licenses from third parties to continue offering our products on terms that are not economically feasible, to re-engineer our products, to discontinue the sale of our products if re-engineering could not be accomplished on a timely basis, or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, operating results and financial condition.

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

As of December 31, 2012, we had net operating loss carryforwards of $29.8 million for U.S. federal tax purposes and an additional $5.3 million for state tax purposes. These carryforwards expire between 2014 and 2032. To the extent available, we intend to use these net operating loss carryforwards to reduce the corporate income tax liability associated with our operations. Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. We experienced ownership changes for these purposes in 2007, which resulted in an annual limitation amount of approximately $8.0 million on the use of net operating loss carryforwards generated from November 29, 2001 through November 8, 2007. To the extent our use of net operating loss carryforwards is limited, our income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

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

Revenues from clients in the accounts receivable management industry and large in-house, or first-party, accounts receivable management departments represented 55% of our revenues in 2012, 70% of our revenues in 2011 and 75% of our revenues in 2010. These clients’ use of our services is affected by an array of complex federal and state laws and regulations. The U.S. Fair Debt Collection Practices Act, or FDCPA, limits debt collection communications by clients in the accounts receivable management industry, including third parties retained by creditors. For example, the FDCPA prohibits abusive, deceptive and other improper debt collection practices, restricts the timing and content of communications regarding a debt or a debtor’s location, and allows consumers to opt out of receiving debt collection communications. In general, the FDCPA also prohibits the use of debt collection communications to cause debtors to incur more debt. Many states impose additional requirements on debt collection communications, including limits on the frequency of debt collection calls, and some of those requirements may be more stringent than the comparable federal requirements. Moreover, debt collection communications are subject to new regulations, as well as changing regulatory interpretations that may be inconsistent among different jurisdictions. For example, in February 2012 the FCC modified its rules to require opt-in for all prerecorded calls made to mobile phones, which limits our clients’ ability to use our services to call a mobile phone for the purposes of collections without having prior consent from a customer. Our business, financial position and operating results could be substantially harmed by the adoption or interpretation of U.S. federal or state laws or regulations that make our services either unavailable or less attractive for debt collection communications by existing and potential clients.

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

Under the TCPA, it is unlawful to use an automatic telephone dialing system or an artificial or prerecorded message to contact any cellular or other wireless telephone number, unless the recipient previously has consented to receiving this type of communication. In February 2012 the FCC modified its rules and will require, effective as of October 16, 2013, a written opt-in for all autodialed or prerecorded telemarketing calls made to mobile phones, which will limit our clients’ ability to use our service to call a mobile phone for telemarketing purposes without having prior written consent from a customer. Many states have enacted restrictions on using automatic dialing systems and artificial and prerecorded messages to contact wireless telephone numbers, and some of those state requirements may be more stringent than the comparable federal requirements.

Our services provide our clients with the capability to transmit artificial and prerecorded messages. Although our services are designed to enable a client to screen a contact list to remove wireless telephone num-

bers, a client may determine that prerecorded communication to certain wireless telephone numbers are permitted because the recipients previously have consented to receiving such communication. We cannot ensure that, in using our services for a campaign, a client removes from its contact list the names of all persons who are associated with wireless telephone numbers and who have not consented to receiving artificial or prerecorded communication. For example, in January 2012 a now-concluded class action litigation was filed against Bank of America and us alleging that we and Bank of America sent text messages to the plaintiff without the plaintiff’s prior express consent, in violation of the TCPA.

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

Regulatory restrictions on the use of artificial and prerecorded messages present particular problems for businesses in the accounts receivable management industry. These third-party accounts receivable management agencies and debt buyers do not have direct relationships with the consumer debtors and therefore typically do not have the ability to obtain from a debtor the consent required to permit the use of autodialed or prerecorded messages in contacting a debtor at a wireless telephone number. These businesses’ lack of a direct relationship with debtors also makes it more difficult for them to evaluate whether a debtor has provided such consent. For example, an accounts receivable management agency frequently must evaluate whether past actions taken by a debtor, such as providing a cellular telephone number in a loan application, constitute consent sufficient to permit the agency to contact the debtor using autodialed or prerecorded messages. Moreover, a significant period of time elapses between the time at which a loan is made and the time at which a accounts receivable management agency or debt buyer seeks to contact the debtor for repayment, which further complicates the determination of whether the accounts receivable management agency or debt buyer has the required consent to use an automatic telephone dialing system or prerecorded messages. The difficulties encountered by these third-party accounts receivable management businesses are becoming increasingly problematic as the percentage of U.S. consumers using cellular telephones continues to increase. If these third-party accounts receivable management businesses are unable to use an automatic telephone dialing system or prerecorded messages to contact a substantial portion of their debtors, our services will be less useful to them. If our clients in the accounts receivable management industry significantly decrease their use of our services, our business, financial position and operating results would be substantially harmed.

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

Our failure to comply with numerous and overlapping information security and privacy requirements in the United States could subject us to fines and other penalties as well as claims by our clients for damages, any of which could harm our reputation and business.

Our collection, use and disclosure of personal information are affected by numerous U.S. federal and state privacy, security and data protection regulations. We are subject to the Gramm-Leach-Bliley Privacy Act when we receive nonpublic personal information from clients that are treated as financial institutions under those rules. These rules restrict disclosures of consumer information and limit uses of such information to certain purposes that are disclosed to consumers. The related Gramm-Leach-Bliley Safeguards Rule requires our financial institution clients to impose administrative, technical and physical data security measures in their contracts with us. Compliance with these contractual requirements can be costly, and our failure to satisfy these requirements could lead to regulatory penalties or contractual claims by clients for damages.

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

Many U.S. jurisdictions, including the majority of states, have data security laws including data security breach notification laws. When our clients operate in industries that have specialized data privacy and security requirements, they may be subject to additional data protection restrictions. For example, the federal Health Insurance Portability and Accountability Act, or HIPAA, regulates the maintenance, use and disclosure of personally identifiable health information by certain health care-related entities. States may adopt privacy and security regulations that are more stringent than federal rules, and we may be required by such regulations to establish comprehensive data security programs that could be costly. If we experience a breach of data security, we could be subject to costly legal proceedings that could lead to civil damages, fines or other penalties. We or our clients could be required to report such breaches to affected consumers or regulatory authorities, leading to disclosures that could damage our reputation or harm our business, financial position and operating results.

Since 2007 we have been certified in the United States as compliant with the Payment Card Industry, or PCI, Data Security Standard, which mandates a set of comprehensive requirements for protecting payment account data. Our continuing PCI compliance is essential for many of our customer communication offerings, such as fully-automated payment transactions and payment authorizations, and is particularly important for financial institutions, credit card issuers and retailers. We must seek and receive certification of PCI compliance on an annual basis. PCI compliance measures are rigorous and subject to change, and our implementation of new customer communication platform technology and solutions could adversely affect our ability to be re-certified. As a result, we cannot assure you that we will be able to maintain our certification for PCI compliance. Our loss of PCI certification could make our customer communication solutions less attractive to potential customers, particularly those in the financial and retail industries, which in turn could have an adverse effect on our revenue and other operating results.

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

Government regulation of the mobile industry is evolving, and unfavorable changes or our failure to comply with regulations could harm our mobile marketing business and operating results.

As the mobile industry continues to evolve, we believe greater governmental regulation, both within and outside the United States, becomes more likely. For example, we believe increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information and other mobile marketing regulations could affect clients’ ability to use and share data, potentially reducing their ability to utilize this information for the purpose of continued improvement of the overall mobile marketing experience. In addition, any regulation of the requirement to treat all content and application provider services the same over the mobile Internet, sometimes referred to as net neutrality regulation, could reduce our clients’ ability to make full use of the value of our services. Further, taxation of services provided over the Internet or other charges imposed by government agencies or by private organizations to access the Internet may be imposed. Any regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet via a mobile device and in the viability of mobile data service providers, which could harm our business and operating results.

The expansion of our business into international markets requires us to comply with additional debt collection, telemarketing, data privacy or similar regulations, which may make it costly or difficult to operate in these markets.

Although historically we have targeted substantially all of our sales and marketing efforts principally to businesses located in the United States, more recently we have begun focusing more resources on businesses located in the United Kingdom. Countries other than the United States have laws and regulations governing debt collection, telemarketing, data privacy or other communications activities comparable in purpose to the U.S. federal and state laws and regulations described above. Compliance with these requirements may be costly and time consuming, and may limit our ability to operate successfully in one or more foreign jurisdictions.

Many of the regulations governing our activities in the European Union result from EU legislation on privacy and data protection. As a result, the principal lawmakers for our purposes are European institutions – the European Commission, the European Parliament and the Council of Ministers. We take into account developments in the European Union as well as developments in the United Kingdom. Because our primary international business is driven from the United Kingdom, our regulatory due diligence to date has been focused on this member State. In terms of enforcement, the U.K. regulators of primary importance to us are:

•	Ofcom, the independent regulator and competition authority for the U.K. communications industry;

•	the Information Commissioner, an independent authority whose role is to uphold information rights in the public interest, promoting openness by public bodies and data privacy for individuals; and

•	the Office of Fair Trading, an independent authority that enforces consumer protection and competition laws and reviews proposed mergers.

The Communications Act of 2003 gives Ofcom the power to issue and enforce notifications when it has reasonable grounds to believe a person has persistently misused an electronic communications network or service in such a manner, or otherwise engage in conduct that has either the effect, or likely effect, of causing another person unnecessarily to suffer annoyance, inconvenience or anxiety. The other sector-specific legislation governing our U.K. operations consists of The Privacy and Electronic Communications (EC Directive) (Amendment) Regulations (2003) as amended in 2011 to implement the new e-privacy EU Directive. These regulations contain marketing rules governing businesses that send marketing and advertising by electronic means such as telephone, fax, email, text message and picture (including video) message and by using an automated calling system. These regulations also cover related areas such as telephone directories, traffic and location data, and the use of cookies.

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

As of February 1, 2013, our executive officers and directors and their affiliated entities, in the aggregate, beneficially owned 47% of our common stock. In particular, affiliates of North Bridge Ventures Partners, including William J. Geary, one of our directors, in the aggregate, beneficially owned 29% of our common stock. Our executive officers, directors and their affiliated entities, if acting together, are able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. These stockholders may have interests that differ from those of other investors, and they might vote in a way with which other investors disagree. The concentration of ownership of our common stock could have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and could negatively affect the market price of our common stock.

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

In May 2007 we entered into a lease for 37,000 square feet of office space for our headquarters in Bedford, Massachusetts. The term of the lease commenced as of September 17, 2007 and will expire in September 2013. We have the option to extend the lease term through September 2018 by providing written notice. In April 2012, we also entered into a lease for office space in Irvine, California. The term of the lease commenced as of May 1, 2012 and will expire in July 2015. In connection with the 2ergo Americas acquisition in February 2012, we became party to a lease for office space in Arlington, Virginia and in April 2012, we extended this lease through April 2015.

We serve our clients from five third-party hosting facilities. Our agreements for two of these facilities located in Ashburn, Virginia and Somerville, Massachusetts automatically renew for one-month periods under current terms unless written notification is made by either party 90 days prior to renewal. Our third hosting facility is located in Slough, United Kingdom and leased under an agreement that automatically renews for twelve-month periods unless written notification is made by either party three months prior to the expiration date. Our fourth facility is located in Las Vegas, Nevada and is leased under an agreement that automatically renews for monthly periods unless written notification is made 30 days prior to the expiration date. Our fifth facility, which also is located in Ashburn, Virginia, is leased by 2ergo Americas under an agreement that expires in 2014.

Item 3.	Legal Proceedings

Indemnification Regarding Karayan Litigation

Over the past two years, class action litigation has been initiated against a number of banks and retailers, including some of our clients, alleging that “mobile termination” text messages violate the U.S. Telephone Consumer Protection Act or TCPA, which seeks to protect the privacy interests of residential telephone subscribers.

When a business receives a text message indicating that the sender wishes to “opt out” of further text communications from the business, a mobile termination text message may be transmitted automatically in order to confirm that the business received the opt-out message and will not send any additional text messages.

On October 21, 2011, we received a notice from GameStop Corp. and GameStop Inc., which together we refer to as GameStop, requesting indemnification in connection with a class action litigation entitled Karayan v. GameStop Corp. and GameStop Inc., which we refer to as the Karayan Litigation, which had been initiated against GameStop in the U.S. District Court of the Northern District of Texas based in part on mobile termination text messages. We are not a named defendant or other party in the Karayan Litigation.

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

On February 12, 2013, the court dismissed with prejudice the claims initiated against GameStop in the Karayan Litigation. For the purpose of avoiding additional litigation costs, we agreed to pay to the plaintiff, on behalf of GameStop, an immaterial amount, and we effectively have been relieved of any further indemnification obligations to GameStop relating to the Karayan Litigation.

Class action litigation has been initiated against a number of businesses to date with respect to claims under the TCPA involving mobile termination text messages. On November 29, 2012 the FCC issued a Declaratory Ruling indicating that the sending of a one-time mobile termination message is not a violation of the TCPA subject to certain possible exceptions. It is unclear what effect this ruling will have on claims initiated under the TCPA in relation to mobile termination messages, and it is possible that similar or new claims will be asserted in the future against businesses, some of which may be our clients. If we are required to indemnify a client under such a future claim, we could incur material costs and expenses that would have a material adverse effect on our business, financial condition and operating results. Moreover, if we were obligated to indemnify clients with respect to multiple class actions of this type, the costs of defending those actions could, by themselves and without regard to the ultimate outcomes of the actions, have a material adverse effect on our business, financial condition and operating results.

See “Item 1A. Risk Factors – We could be subject to substantial damages and expenses if our clients violate U.S. Telephone Consumer Protection Act restrictions as the result of the use of mobile termination text messages.”

Sager Litigation

On January 11, 2012, a class action litigation, which we refer to as the Sager Litigation, was filed against Bank of America and us as co-defendants. The Sager Litigation alleged that we and Bank of America sent text messages to the plaintiff without the plaintiff’s prior express consent, in violation of the TCPA. On June 18, 2012 we received a notice from Bank of America, requesting indemnification in connection with the Sager Litigation. On June 21, 2012 we moved to stay the litigation pending, among other things, a determination by the FCC in relation to our Petition for Declaratory Ruling on mobile termination messages. In response to the motion, plaintiff agreed to seek a stay of the litigation until such time as the FCC has ruled on our petition for Declaratory Ruling.

On December 14, 2012 we were notified that the Sager Litigation had been dismissed. As a result, we have been relieved of any liability, including any indemnification obligations to Bank of America, relating to the Sager Litigation.

See “Item 1A. Risk Factors – We could be subject to significant penalties or damages if our clients violate U.S. federal or state restrictions on the use of artificial or prerecorded messages to contact wireless telephone numbers, and our business and operating results could be substantially harmed if those restrictions make our service unavailable or less attractive.”

A2P SMS Antitrust Litigation

On April 5, 2012, a class action litigation, which we refer to as the Club Texting Litigation, was filed against numerous defendants, including us. On April 6, 2012, a related class action litigation, which we refer to as the TextPower Litigation, was filed against numerous defendants, including us. On May 10, 2012, a further related class action litigation, which we refer to as the iSpeedBuy litigation, was filed against numerous defendants, including us. On June 14, 2012 a consolidated class action complaint, which we refer to as the A2P SMS Antitrust Litigation, was filed which amended and consolidated the Club Texting Litigation, TextPower Litigation and iSpeedBuy Litigation. In the A2P SMS Antitrust Litigation, we are named as alleged successor-in-interest to 2ergo Americas, which we acquired in February 2012. The A2P SMS Antitrust Litigation alleges that the named mobile telecom companies and alleged aggregators violated the Sherman Act through the use of various common short code requirements related to the sending of text messages by businesses to consumers. Further, the A2P SMS Antitrust Litigation is seeking confirmation of a class of entities and persons who leased a common short code from Neustar, Inc. and sent or received text messages through one or more aggregators. We have served an indemnification claim on 2ergo Group plc, the former parent company of 2ergo Americas, in relation to the A2P SMS Antitrust Litigation, but we intend to defend vigorously against the claims in the A2P SMS Antitrust Litigation that allege violations of the Sherman Act. At this time it is not possible for us to estimate the amount of damages, losses, fees and other expenses that we will incur as the result of the A2P SMS Antitrust Litigation, but such an amount could have a material adverse effect on our business, financial condition and operating results. Even if we succeed in defending against the A2P SMS Antitrust Litigation, we are likely to incur substantial costs and our management’s attention will be diverted from our operations.

See “Item 1A. Risk Factors—Our acquisitions to date and any future acquisitions may be difficult to integrate, disrupt our business, dilute stockholder value, divert management attention, and subject us to third-party claims or other unexpected costs.”

Other Proceedings

The customer communications industry is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights as well as improper hiring practices. As a result, we may be involved in various legal proceedings from time to time.

2ergo Americas, which we acquired in February 2012, received a notice from one of its clients requesting indemnification in connection with a patent infringement lawsuit initiated against the client based in part on various alleged web and mobile applications supplied by 2ergo Americas to that client. We are investigating this matter to evaluate the extent, if any, to which we are required to indemnify the client for damages, losses and fees resulting from the lawsuit. At this time it is not possible for us to estimate the amount, if any, for which we may be responsible under our indemnification obligations to this client, but it is possible that such an amount may be substantial. We have served an indemnification claim on 2ergo Group plc, the former parent company of 2ergo Americas, in relation to this request.

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

Fiscal year ended December 31, 2012	High	Low
First quarter	$3.14	$2.15
Second quarter	$3.05	$2.26
Third quarter	$2.59	$2.10
Fourth quarter	$2.92	$2.25

Fiscal year ended December 31, 2011	High	Low
First quarter	$2.96	$2.45
Second quarter	$2.67	$2.36
Third quarter	$2.83	$2.25
Fourth quarter	$2.64	$2.10

The last sale price of the common stock on February 1, 2013, as reported by The NASDAQ Global Market, was $3.00 per share. As of February 1, 2013, there were 39 holders of record of the common stock.

We declared and paid a special cash dividend of $0.50 per share in the fourth quarter of 2012. Prior to this, we had never declared or paid any cash dividends on our common stock. Future dividends will be declared at the discretion of the Board of Directors and will depend upon such factors as the Board deems relevant, including, among other things, our ability to generate positive cash flows from operations.

Purchases of Equity Securities by the Issuer

The following table sets forth, for the month indicated, our purchases of common stock in the fourth quarter of fiscal 2012:

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program(2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 to 31, 2012	13,236	$2.32	13,236
November 1 to 30, 2012	—	N/A	—
December 1 to 31, 2012	—	N/A	—

Total	13,236	$2.32	13,236	$1,790,926

(1)	As of December 31, 2012, we had repurchased an aggregate of 278,283 shares of our common stock pursuant to the repurchase program that we publicly announced in March 2010.
(2)	The board of directors approved our repurchase of shares of common stock having a value of up to $2,500,000 in the aggregate pursuant to the program announced in March 2010.

Item 6.	Selected Financial Data

The following table summarizes selected financial data for our business and is derived from our historical consolidated financial statements. You should read the selected financial data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and our consolidated financial statements and related notes included elsewhere herein.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$48,071	$41,653	$39,494	$40,183	$43,211
Cost of revenues	18,916	17,018	15,955	15,899	16,695

Gross profit	29,155	24,635	23,539	24,284	26,516

Operating expenses:
Research and development	7,223	6,114	5,886	5,628	5,151
Sales and marketing	16,649	14,084	14,171	14,784	17,974
General and administrative	8,131	6,835	6,799	7,836	9,977
Impairment of goodwill	—	—	—	121	248

Total operating expenses	32,003	27,033	26,856	28,369	33,350

Operating loss	(2,848)	(2,398)	(3,317)	(4,085)	(6,834)

Other income:
Interest income	59	25	9	70	936
Gain on litigation settlement	—	—	—	—	4,600
Other, net	18	(25)	(7)	—	—

Total other income, net	77	0	2	70	5,536

Loss before provision for income taxes	(2,771)	(2,398)	(3,315)	(4,015)	(1,298)
(Benefit) provision for income taxes	(948)	(891)	(30)	16	21

Net loss	$(1,823)	$(1,507)	$(3,285)	$(4,031)	$(1,319)

Net loss per common share:
Basic and diluted	$(0.11)	$(0.09)	$(0.20)	$(0.25)	$(0.09)
Weighted average common shares outstanding:
Basic and diluted	16,403	16,436	16,344	15,961	15,369
Cash dividends per common share	$0.50	$—	$—	$—	$—

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$10,119	$17,706	$34,157	$36,322	$37,425
Short-term investments	4,896	10,976	—	—	—
Working capital	20,530	33,491	37,553	40,359	41,665
Total assets	38,332	46,785	45,975	47,754	49,830
Long-term rent and contingent consideration payable	555	1,095	275	383	454
Total stockholders’ equity	$31,371	$40,769	$41,190	$43,032	$45,754

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We provide cloud-based, multi-channel services that enable businesses to design, execute and measure customer communication campaigns for a variety of marketing, customer care, and collection and payment processes. Clients can use our services to improve customer experience management by communicating proactively with their customers through automated voice messaging, predictive dialing, text messaging, emails and web communications that are relevant, timely, personalized and engaging.

Our services are provided using a multi-tenant, cloud-based architecture that enables us to serve all of our clients cost-effectively. “Cloud-based” refers to the delivery of technology services through the Internet, which includes delivery of software as a service or SaaS. Because our services are cloud-based, businesses using our services do not need to invest in or maintain new hardware or to hire and manage additional dedicated information technology staff. In addition, we are able to implement new features on our platforms that become part of our services automatically and can benefit all clients immediately. Our key platforms are designed to serve increasing numbers of clients and growing demand from existing clients, enabling the platforms to scale reliably and cost-effectively.

We serve two global markets: hosted contact centers and mobile marketing. Our hosted contact center services are used primarily by companies in the accounts receivable management (or collections), energy and utilities, financial services, retail, and telecommunications industries. Our mobile marketing client base consists principally of companies in the consumer package goods, retail, and telecommunications and media industries.

We derive, and expect to continue to derive for the foreseeable future, a substantial majority of our revenues from the hosted contact center market. Our strategy for achieving long-term, sustained growth in our revenues and net income is focused on building upon our leadership position in the hosted contact center market and leveraging our text capabilities in the rapidly growing mobile marketing market.

In 2012 our services were used by more than 450 businesses located in the United States and Europe, including approximately 25 Global 500 and 50 Fortune 500 companies. These businesses included 7 of the 10 largest global issuing banks, 5 of the 10 largest U.S. telecommunications and media providers, 4 of the 10 largest U.S. retailers, 7 of the 10 largest U.S. utility providers, and approximately 60 accounts receivable management agencies. We use our direct sales channel principally to target business-to-consumer companies, and we leverage our partnership channel to offer our services more broadly within our target markets, to enter new vertical markets, to augment our international expansion and to sell to smaller businesses cost effectively.

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

A substantial majority of our pricing agreements either do not require any minimum usage or payments, or require only an immaterial level of usage or payments. Each executed message represents a transaction from which we derive revenues, and we therefore recognize revenue based on actual usage within a calendar month. We do not recognize revenue until we can determine that persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and we deem collection to be probable.

Cost of Revenues

Cost of revenues consist primarily of telephony and text message charges, compensation expense for our operations personnel, depreciation and maintenance expense for our platforms and lease costs for our data center facilities. As we continue to grow our business and add features to our platforms, we expect cost of revenues will continue to increase on an absolute dollar basis. Our annual gross margin was 60.6% in 2012, 59.1% in 2011 and 59.6% in 2010. We currently are targeting a gross margin of 60% to 63% for the foreseeable future. Our gross margin may vary significantly from our target range for a number of reasons, including revenue levels, the mix of types of messaging campaigns executed, as well as the extent to which we build our infrastructure through, for example, significant acquisitions of hardware or material increases in leased data center facilities.

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

Recent Developments

2ergo Americas Acquisition. In February 2012, we acquired 2ergo Americas, the U.S. operations of 2ergo Group plc, for a cash purchase price of $3.8 million (subject to post closing adjustment). 2ergo Americas is a mobile business and marketing solutions company located in Arlington, Virginia and has a current annualized revenue run rate of approximately $3.5 million. Revenues generated from the 2ergo Americas acquisition during 2012 were $2.7 million. Operating loss for the year ended December 31, 2012 was $1.3 million.

Additional Key Measures of Financial Performance

We present information below with respect to Adjusted EBITDA, certain revenue metrics and free cash flows. None of these metrics should be considered as an alternative to any measure of financial performance calculated in accordance with U.S. generally accepted accounting principles, or GAAP. Management believes the following financial measures are useful to investors because they permit investors to view our performance using the same tools that management uses to gauge progress in achieving our goals.

Adjusted EBITDA

We present information below with respect to Adjusted EBITDA. EBITDA, or earnings before interest, taxes, depreciation and amortization, equals net loss less interest income, foreign currency exchange gains, sale of equipment gains and tax benefit, plus foreign currency exchange losses and depreciation and amortization expense. Adjusted EBITDA is a measure of financial performance that we calculate as EBITDA plus stock-based compensation expense, increases in adjustments to contingent consideration and severance expense, less decreases in adjustments to contingent consideration. Adjusted EBITDA is intended to eliminate the impact of items that are not indicative of our core operating performance. We have included Adjusted EBITDA because:

•

Our management recently has begun to use Adjusted EBITDA to monitor the performance of our business. They previously focused on free cash flows for this purpose, but believe Adjusted EBITDA has become a more appropriate way to view and manage our business as we seek to reach sustainable profitability in a more stable economic environment. Adjusted EBITDA is one of the key metrics to be applied in determining cash bonuses under the 2013 management cash compensation plan adopted by the compensation committee of our board of directors.

•	We believe Adjusted EBITDA and similar measures are often used by investors, security analysts and other interested parties as a measure of financial performance in evaluating technology companies.

•

We also believe Adjusted EBITDA facilitates operating performance comparisons from period to period by excluding potential differences caused by variations in capital structures affecting interest income, tax positions, and the impact of stock-based compensation expense.

The term “Adjusted EBITDA” is not defined under GAAP and is not a measure of operating income, operating performance or liquidity presented in accordance with GAAP. Adjusted EBITDA has limitations as an analytical tool, and when assessing our operating performance, you should not consider Adjusted EBITDA in isolation from, or as a substitute for, analysis of our results as reported under GAAP. These limitations include:

•

Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements.

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs.

•	Adjusted EBITDA does not consider the potentially dilutive impact of equity-based compensation.

•	Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us.

•	Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net loss	$(1,823)	$(1,507)	$(3,285)
Interest income	(59)	(25)	(9)
Foreign currency (gain) loss	(18)	25	7
Tax benefit	(948)	(891)	(30)
Gain on sale of equipment	—	(3)	(2)
Depreciation of property and equipment	1,355	1,338	1,836
Amortization of intangible assets	1,772	839	62

EBITDA	$279	$(224)	$(1,421)
Stock-based compensation expense	1,028	1,175	1,353
Adjustments to contingent consideration	(93)	98	—
Severance expense	—	94	—

Adjusted EBITDA	$1,214	$1,143	$(68)

Adjusted EBITDA as percentage of total revenue	2.5%	2.7%	(0.2)%

Revenue Metrics

Management tracks revenues by voice, mobile, and other in order to review and evaluate our delivery channels. Voice revenues are generated from automated voice messaging and our hosted dialer. Mobile revenues are generated from any form of consumer interaction through a mobile device, excluding any of the voice channels. Other revenues include revenue attributable to email, professional services and access fees. The following tables set forth, for the quarter indicated, our voice, mobile and other revenues in total and by percentage of revenue:

	March 31, 2012		June 30, 2012		September 30, 2012		December 31, 2012		Year-to-Date 2012
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	Percentage of Revenues
		(dollars in thousands)
Voice	$7,430	67.1%	$7,181	65.4%	$7,617	62.6%	$8,689	62.7%	$30,917	64.3%
Mobile	2,680	24.2	3,212	29.3	3,937	32.4	4,414	31.9	14.243	29.6
Other	971	8.7	584	5.3	606	5.0	750	5.4	2,911	6.1

Total revenue	$11,081	100.0%	$10,977	100.0%	$12,160	100.0%	$13,853	100.0%	$48,071	100.0%

	March 31, 2011		June 30, 2011		September 30, 2011		December 31, 2011		Year-to-Date 2011
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	Percentage of Revenues
	(dollars in thousands)
Voice	$7,183	78.4%	$7,312	76.5%	$7,903	72.1%	$8,547	71.3%	$30,945	74.3%
Mobile	1,464	16.0	1,663	17.4	2,156	19.7	2,718	22.7	8,001	19.2
Other	516	5.6	577	6.1	897	8.2	717	6.0	2,707	6.5

Total revenue	$9,163	100.0%	$9,552	100.0%	$10,956	100.0%	$11,982	100.0%	$41,653	100.0%

For the quarter ending December 31, 2012, total mobile revenues increased 62% over the comparable quarter in 2011. The dollar and percentage increases in mobile revenues reflected both (a) growth in our existing business, which increased by 33% on a dollar basis for the quarter ending December 31, 2012, and (b) additional revenue from our acquisition of 2ergo Americas in February 2012.

For the quarters ending March 31, June 30 and September 30, 2012, total mobile revenues increased 83%, 93%, and 83%, respectively, over the comparable quarters in 2011. The dollar and percentage increases in mobile revenues reflected both (a) growth in our existing business, which increased by 35%, 23% and 46% on a dollar basis for the quarters ending March 31, June 30 and September 30, 2012, respectively, and (b) additional revenues from our acquisition of 2ergo Americas in February 2012.

We expect mobile revenues to continue to increase, both in dollars and as a percentage of total revenues, for the foreseeable future.

Management also tracks revenues by certain quarterly client metrics:

•

Management evaluates client concentration in part by monitoring the aggregate percentage of total revenue generated in a quarter from our 20 largest clients (by revenue) in that quarter. Our 20 largest clients for the quarter ending December 31, 2012 accounted for 69% of total revenues, compared to 73% in the quarter ending December 31, 2011. For the quarters ending March 31, June 30 and September 30, 2012, our 20 largest clients accounted for 69%, 68%, and 68% of total revenues, respectively, as compared to 74%, 74%, and 70% for the quarters ending March 31, June 30 and September 30, 2011, respectively.

•

Management evaluates client retention in part by reviewing the aggregate percentage of total revenue generated in a quarter from the 50 largest clients in the previous quarter. Our 50 largest clients in the quarter ending September 30, 2012 generated 89% of our total revenues in the quarter ending December 31, 2012. In comparison, our 50 largest clients in the quarter ended September 30, 2011 generated 89% of our total revenues in the quarter ending December 31, 2011. For the quarters ending March 31, June 30 and September 30, 2012, our 50 largest clients in their respective previous quarters generated 84%, 87% and 88% of our total revenues, respectively. In comparison, for the quarters ending March 31, June 30 and September 30, 2011, our 50 largest clients in their respective previous quarters generated 88%, 89% and 86% of our total revenues, respectively.

•

Management evaluates client momentum in part by tracking the number of clients that generated greater than $250,000 of revenue in a quarter. Seventeen clients, four of which were legacy clients of SmartReply and 2ergo Americas, generated more than $250,000 in revenue for the quarter ending December 31, 2012, as compared to fourteen in the comparable period of 2011. For the quarters ending March 31, June 30 and September 30, 2012, nine, thirteen and fifteen clients generated more than $250,000 in revenue, respectively, as compared to ten, eight and eleven clients for the quarters ending March 31, June 30 and September 30, 2011.

Free Cash Flows

Free cash flows is a measure of financial performance calculated as cash flows from operating activities less payments of contingent purchase price, investments in capitalized software and purchases of property and equipment. In recent years, management has used this metric to track business performance. Due to the then-prevailing economic environment, management decisions were based in part on a goal of maintaining positive cash flows from operating activities and free cash flows. We believe this metric has been a useful measure of the performance of our business because cash flows from operating activities and free cash flows capture the changes in operating assets and liabilities during the year and the effect of noncash items such as depreciation and stock-based compensation. We believe that, for similar reasons, this metric is often used by security analysts, investors and other interested parties in the evaluation of companies offering cloud-based or other software solutions. As described above, however, our management recently has begun to focus on Adjusted EBITDA to manage our business as we seek to reach sustainable profitability in a more stable economic environment, and we do not expect to present information regarding free cash flows for periods after 2012.

The term “free cash flows” is not defined under GAAP and is not a measure of operating income, operating performance or liquidity presented in accordance with GAAP. All or a portion of free cash flows may be unavailable for discretionary expenditures. Free cash flows has limitations as an analytical tool and when assessing our operating performance, you should not consider free cash flows in isolation from or as a substitute for data, such as net income (loss), derived from financial statements prepared in accordance with GAAP.

	As of December 31,
	2012	2011	2010
	(in thousands)
Cash flows generated from (used in) operating activities	$515	$(701)	$313
Contingent purchase price payments to Mobile Collect	(498)	(691)	(503)
Contingent purchase price payments to SmartReply	(211)	—	—
Investments in capitalized software	—	—	(500)
Purchases of property and equipment	(1,093)	(842)	(1,567)

Free cash flows (non-GAAP)	$(1,287)	$(2,234)	$(2,257)

Our operating activities provided net cash in the amount of $515,000 during 2012 reflecting a net loss of $1.8 million, which included non-cash charges and changes in working capital of $2.3 million consisting primarily of (a) depreciation and amortization expense of $3.1 million, (b) stock-based compensation expense of $1.0 million, and (c) an increase in accounts payable and accrued expenses of $872,000. These increases were partially offset by an increase in accounts receivable and prepaid expenses of $1.7 million and a deferred income tax benefit (non-cash) of $957,000. The increase in accounts payable and accrued expenses was due to the timing of payments, and the increase in accounts receivable and prepaid expenses reflected the timing of receipts from our clients, as well as advance payments of certain operating costs.

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

Free cash flows in each of the periods presented reflects, in addition to the factors driving cash flows from operating activities, our purchases of property and equipment, which consists primarily of computer equipment and software, investments in capitalized software, and our payments of contingent purchase price in connection with our acquisition of SmartReply in 2011 and our acquisition of the assets of Mobile Collect in 2008.

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

Valuation of Goodwill

We recognized $1.8 million of goodwill from our February 2008 acquisition of the assets of Mobile Collect, in which a significant portion of the consideration was contingent on the future revenues of the acquired assets. Because of the accounting rules in effect at the time of the acquisition and the uncertainties with respect to future revenues, the contingent consideration was recognized as additional purchase price as the consideration was determined and became payable. The final payment for this asset acquisition, totaling $227,000, was made during 2012. In addition, we have recognized $2.7 million of goodwill from our June 2011 acquisition of key assets of Smart Reply, and $2.1 million from our February 2012 acquisition of key assets of 2ergo Americas.

Recorded goodwill at December 31, 2012 totaled $6.6 million. Goodwill is not amortized, but instead is reviewed for impairment annually or more frequently if impairment indicators arise. We evaluate goodwill on an annual basis for impairment and have selected November 1 as the annual impairment testing date. We operate as a single operating segment and have concluded that our Company is comprised of one reporting unit.

At November 1, 2012, the last impairment testing date, the fair value of the reporting unit was determined using a market approach, which utilized our market capitalization as a basis for estimating fair value and the application of a control premium of 40%.

Our fair value, including the addition of the control premium, exceeded our carrying value by approximately 37% at November 1, 2012, our most recent annual impairment assessment date. As such, no indications of impairment were noted. Our stock price is volatile, however, and future changes in the quoted price of our stock or in other judgments that underlie the fair value estimates, including an estimated control premium, may indicate that the fair value of our reporting unit is less than the carrying value, which may result in future impairment charges.

Valuation of Contingent Consideration

For the June 2011 Smart Reply asset acquisition, we recorded contingent consideration at fair value on the acquisition date. Each reporting period thereafter, we re-measure the fair value of this obligation and record increases or decreases in fair value as an adjustment to contingent consideration expense within the consolidated statement of operations. Changes in the fair value of the contingent consideration obligations can result from adjustments to the discount rate and passage of time, as well as updates in the assumed achievement or timing of any performance targets. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market (for a discussion of the fair value hierarchy, including Level 3, see Note 10 to our consolidated financial statements included elsewhere herein).

Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in the assumptions could have a material impact on the amount of contingent consideration expense we record in any given period.

We initially recognized a liability totaling $1.2 million, representing the present value of the probability-weighted estimate of the future payments that arose from a contingent consideration arrangement in the form of an earn-out. The earn-out requires cash payments currently estimated at $1.4 million, but the arrangement provides for up to a maximum of $8.9 million. The first earn-out period was completed as of June 30, 2012 and a payment of $211,000 was made in the third quarter of 2012. Subsequent annual payments will be determined over the next two years based upon year-over-year revenue growth in our mobile marketing business. As actual mobile marketing revenues are recognized, the liability for the contingent consideration is periodically adjusted to reflect our best estimate of the ultimate payout under this arrangement. The adjustments to fair value for contingent consideration from the acquisition date to December 31, 2012 have not been material.

Income Taxes

We are subject to federal and various state income taxes in the United States, and we use estimates in determining our provision for these income taxes. In addition, we are subject to Canadian and UK taxes for profits generated from our wholly owned subsidiaries. Deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities are determined separately by tax jurisdiction. At December 31, 2012, our deferred tax assets consisted primarily of federal net operating loss carryforwards and state research and development credit carryforwards. We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. At December 31, 2012, we had a full valuation allowance against our deferred tax assets, which totaled approximately $11.8 million, due to the current uncertainty related to when, if ever, these assets will be realized. In the event that we determine in the future that we will be able to realize all or a portion of our net deferred tax asset, an adjustment to the deferred tax valuation allowance would increase earnings in the period in which such a determination is made. In 2012, we recorded deferred tax liabilities of $957,000 in purchase accounting, primarily related to the intangible assets acquired with 2ergo Americas, and released a corresponding amount of deferred tax asset valuation allowance. The $957,000 release of the valuation allowance was recognized as a benefit for income taxes during the year ending December 31, 2012. In 2011, we recorded deferred tax liabilities of $905,000, primarily related to the intangible assets acquired with SmartReply, and released a corresponding amount of deferred tax asset valuation allowance. The $905,000 release of the valuation allowance was recognized as a benefit for income taxes during the year ending December 31, 2011.

Results of Operations

The following table sets forth selected statements of operations data for 2012, 2011 and 2010 indicated as percentages of revenues.

	Year Ended December 31,
	2012	2011	2010
Statement of Operations Data:
Revenues	100.0%	100.0%	100.0%
Cost of revenues	39.4	40.9	40.4

Gross margin	60.6	59.1	59.6

Operating expenses:
Research and development	15.0	14.7	14.9
Sales and marketing	34.6	33.8	35.9
General and administrative	16.9	16.4	17.2

Total operating expenses	66.5	64.9	68.0

Operating loss	(5.9)	(5.8)	(8.4)
Total other income	0.1	0.0	0.0

Loss before provision for income taxes	(5.8)	(5.8)	(8.4)
Income tax benefit	(2.0)	(2.2)	(0.1)

Net loss	(3.8)%	(3.6)%	(8.3)%

Comparison of Years Ended December 31, 2012 and 2011

Revenues

	2012		2011		Year-to-Year Change
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	Percentage Change
	(dollars in thousands)
Revenues	$48,071	100.0%	$41,653	100.0%	$6,418	15.4%

The $6.4 million increase in revenues in 2012 as compared to 2011 was due principally to the acquisitions of SmartReply in June 2011 and 2ergo Americas in February 2012. Revenues from the acquisitions of SmartReply and 2ergo Americas each accounted for $2.7 million of the increase, in addition to an increase of $962,000 in organic revenues. Overall, mobile revenues increased by $6.2 million, voice revenues increased by $109,000, and other revenues increased by $66,000 in 2012 as compared to 2011. Voice, mobile and other revenues as a percentage of total revenues were 64%, 30%, and 6% in 2012, respectively, compared to 74%, 19% and 7% in 2011, respectively. We expect mobile revenues to continue to increase, in both dollars and as a percentage of total revenues, for the foreseeable future.

Cost of Revenues and Gross Profit

	2012		2011		Year-to-Year Change
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	Percentage Change
	(dollars in thousands)
Cost of revenues	$18,916	39.4%	$17,018	40.9%	$1,898	11.2%
Gross profit	29,155	60.6	24,635	59.1	4,520	18.3

The $1.9 million increase in cost of revenues in 2012 as compared to 2011 reflected a $1.2 million increase in text and email costs primarily due to higher client usage, a $651,000 increase in telephony expense due to higher delivery costs and client usage, a $192,000 increase in amortization expense related to acquired technology, and a $137,000 increase in co-location costs mainly due to the additional data center from the acquisition of 2ergo Americas. These increases were partially offset by a $202,000 decrease in client management allocation costs resulting from the management of billable projects. The $4.5 million increase in gross margin in 2012 as compared to 2011 reflected increased revenue levels and changes in our client and service mix.

Operating Expenses

	2012		2011		Year-to-Year Change
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	Percentage Change
	(dollars in thousands)
Research and development	$7,223	15.0%	$6,114	14.7%	$1,109	18.1%
Sales and marketing	16,649	34.6	14,084	33.8	2,565	18.2
General and administrative	8,131	16.9	6,835	16.4	1,296	19.0

Total operating expenses	$32,003	66.5%	$27,033	64.9%	$4,970	18.4%

Research and Development.    The $1.1 million increase in research and development expenses in 2012 as compared to 2011 was primarily attributable to a $1.2 million increase in personnel related costs due to an increase in headcount. Of the $1.2 million increase in personnel related costs, $465,000 consisted of expenses attributable to the acquisitions of SmartReply and 2ergo Americas. This increase was partially offset by a $200,000 decrease in consulting fees.

Sales and Marketing.    The $2.6 million increase in sales and marketing expenses in 2012 as compared to 2011 was primarily attributable to a $1.5 million increase in personnel related costs due to a net increase in headcount from the acquisitions of SmartReply and 2ergo Americas, a $739,000 increase in amortization expense for customer lists and other intangibles related to these acquisitions, and lower cost of sales allocations of $191,000 related to billable projects.

General and Administrative.    The $1.3 million increase in general and administrative expenses in 2012 as compared to 2011 reflected an $832,000 increase in litigation costs as described in Note 6 to our consolidated financial statements, a $341,000 increase in consulting fees for various administrative projects, a $312,000 increase in personnel related costs, a $152,000 increase in accounting service fees, a $138,000 increase in professional service fees, a $119,000 increase in public company fees, and a $111,000 increase in legal fees. These increases were partially offset by a $418,000 reimbursement from the insurer under our existing liability insurance policy, as well as from escrow funds, for certain legal fees related to ongoing litigation, a $351,000 decrease in merger and acquisition related costs, and fair value adjustments leading to a $191,000 decrease in the liability for contingent consideration related to the acquisition of SmartReply.

Operating Loss and Other Income

	2012		2011		Year-to-Year Change
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	Percentage Change
	(dollars in thousands)
Operating loss	$(2,848)	(5.9)%	$(2,398)	(5.8)%	$(450)	(18.8)%
Interest and other income, net	77	0.1	0	0.0	77	100.0

Loss before income tax benefit	$(2,771)	(5.8)%	$(2,398)	(5.8)%	$(373)	(15.6)%

The $77,000 increase in interest and other income, net in 2012 as compared to 2011 resulted from higher interest income earned on our investments along with a foreign currency gain resulting from the revaluation of accounts receivable and accounts payable balances denominated in foreign currencies.

Income Taxes and Net Loss

We recognized a net loss of $1.8 million in 2012 compared to $1.5 million in 2011. This difference principally reflects an increase in our 2012 operating loss of $450,000 and an income tax benefit of $948,000 recorded in 2012 as compared to $891,000 in 2011. We recorded an income tax benefit of $957,000 during the year ended December 31, 2012 related to the deferred tax impact of the acquisition of intangibles from 2ergo Americas in February 2012 and an income tax benefit of $905,000 during the year ended December 31, 2011 related to the acquisition of intangible assets of SmartReply in June 2011.

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

Liquidity and Capital Resources

Resources

We believe our existing cash and cash equivalents and short-term investments, our projected cash flows from operating activities, and our borrowings available under our existing credit facility will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future working capital requirements will depend on many factors, including the rates of our revenue growth, our introduction of new features for our multi-channel services, and our expansion of research and development and sales and marketing activities. To the extent our cash and cash equivalents, short-term investments and cash flows from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies and products. If additional funding is required, we may not be able to obtain bank credit arrangements or to effect an equity or debt financing on terms acceptable to us or at all.

Credit Facility Borrowings

In February 2013 we renewed a credit facility with Silicon Valley Bank that provides a working capital line of credit at an interest rate of 4.5% per annum for up to the lesser of (a) $1.5 million or (b) 80% of eligible accounts receivable, subject to specified adjustments. Accounts receivable serve as collateral for any borrowings under the credit facility. There are certain financial covenant requirements as part of the facility, including an adjusted quick ratio and certain minimum quarterly revenue requirements, none of which are restrictive to our overall operations. The credit facility will expire by its terms on February 18, 2015 and any amounts outstanding must be repaid on that date.

As of December 31, 2012, no amounts were outstanding under the existing credit agreement and letters of credit totaling $426,000 had been issued in connection with our facility leases.

Operating Cash Flows

For a discussion of our cash flows from operating activities, please see “— Additional Key Elements of Financial Performance.”

Working Capital

The following table sets forth selected working capital information:

	As of December 31,
	2012	2011	2010
	(in thousands)
Cash and cash equivalents	$10,119	$17,706	$34,157
Short-term investments	4,896	10,976	—
Accounts receivable, net of allowance for doubtful accounts	10,223	8,163	6,577
Working capital	$20,530	$33,491	$37,553

Our cash and cash equivalents at December 31, 2012 were unrestricted and held for working capital purposes. They were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes.

Our short-term investments are comprised of commercial paper, certificate of deposits and U.S. government agency bonds with average term to maturity of less than six months.

Our accounts receivable balance fluctuates from period to period, which affects our cash flows from operating activities. Fluctuations vary depending on cash collections, client mix and the volume of monthly usage of our services. We use days’ sales outstanding, or DSO, calculated on an annual basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by revenues for the most recent year, multiplied by (b) the number of days in the year. Our DSO was 78 days at December 31, 2012, 72 days at December 31, 2011 and 61 days at December 31, 2010. The increase in DSO at December 31, 2012 was primarily due to a delay in certain large customer payments at the end of 2012.

Requirements

Capital Expenditures

In recent years, we have made capital expenditures primarily to acquire computer hardware and software and, to a lesser extent, furniture and leasehold improvements, to support the growth of our business. Our capital expenditures approximated $1.1 million in 2012, $800,000 in 2011 and $1.6 million in 2010. Internally developed software totaled $500,000 in 2010. We intend to continue to invest in our infrastructure to ensure our continued ability to enhance our platforms, introduce new features and maintain the reliability of our network. We also intend to make investments in computer equipment and systems, as well as fixed assets as we continue to grow our business and add additional personnel. We expect our capital expenditures for these purposes will approximate $1.5 million in 2013. We are not currently party to any purchase contracts related to future capital expenditures.

Contractual Obligations and Requirements

The following table sets forth our commitments to settle contractual obligations as of December 31, 2012:

	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Operating leases – office space	$941	$366	$—	$—	$1,307
Operating leases – hosting facilities	294	54	—	—	348
Contingent consideration	417	535	—	—	952
Equipment lease	120	80	—	—	200

Total	$1,772	$1,035	$—	$—	$2,807

Our operating leases include a lease for our headquarters in Bedford, Massachusetts. A majority of our leases related to hosting facilities are cancelable upon sixty days’ notice.

Contingent Payments

In June 2011, we acquired key assets and assumed certain liabilities of SmartReply, a mobile marketing company located in Irvine, California. The acquisition price included cash payments of $3.2 million upon closing and requires contingent cash payments initially estimated at $1.7 million, but up to a maximum of $8.9 million, in the form of an earn-out over a three year period. The first earn-out period was completed as of June 30, 2012 and a payment of $211,000 was made in the third quarter of 2012. We estimate that the remaining contingent cash payments will total $1.2 million, which after discounting results in a fair value of $952,000. Subsequent annual payments will be determined over the next two years based upon year-over-year revenue growth in our mobile marketing business.

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

As of December 31, 2012, we had repurchased 278,283 shares of our common stock at a cost of $709,000 under the program. For additional information, see Part II, “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Dividends

We declared and paid a special cash dividend of $0.50 per share in the fourth quarter of 2012 that totaled $8.3 million. Prior to this, we had never declared or paid any cash dividends on our common stock. Future dividends will be declared at the discretion of the board of directors and will depend upon such factors as the board deems relevant, including our ability to generate positive cash flows from operations.

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

Off-Balance-Sheet Arrangements

As of December 31, 2012, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the SEC.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.

At December 31, 2012, we had unrestricted cash and cash equivalents totaling $10.1 million. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents were held for working capital purposes. At December 31, 2012, we also had short-term investments of $4.9 million, consisting primarily of commercial paper, which were all classified as available-for-sale. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates and a hypothetical ten-percent change in interest rates would not have a material effect on our financial statements. Declines in interest rates, however, would reduce future investment income.

Item 8.	Financial Statements and Supplementary Data

The information required by this item is presented beginning at page F-1 appearing immediately after “Signatures” below.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, our management, including our chief executive officer and chief financial officer, concluded that as of December 31, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on this assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this Item will be incorporated by reference to our definitive proxy statement for our 2013 annual meeting of stockholders.

Item 11.	Executive Compensation

The information required under this Item will be incorporated by reference to our definitive proxy statement for our 2013 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this Item will be incorporated by reference to our definitive proxy statement for our 2013 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this Item will be incorporated by reference to our definitive proxy statement for our 2013 annual meeting of stockholders.

Item 14.	Principal Accounting Fees and Services

The information required under this Item will be incorporated by reference to our definitive proxy statement for our 2013 annual meeting of stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

All schedules are omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Filing Date with SEC	Exhibit Number
3.1	Restated Certificate of Incorporation of the Registrant		10-Q	November 14, 2007	3.1
3.2	Amended and Restated By-Laws of the Registrant		S-1	October 15, 2007	3.4
4.1	Specimen certificate for shares of common stock of the Registrant		S-1	October 15, 2007	4.1
10.1	Lease dated May 18, 2007 between RAR2-Crosby Corporate Center QRS, Inc. and the Registrant		S-1	October 15, 2007	10.19
10.2	Agreement dated as of August 29, 2003, as amended, between the Registrant and Internap Network Services Corporation		S-1	October 15, 2007	10.3
10.3	Agreement dated as of October 9, 2004, between the Registrant and ColoSpace, Inc.		S-1	October 15, 2007	10.4
10.4	Loan and Security Agreement dated as of November 2, 2009 between Silicon Valley Bank and the Registrant		10-Q	November 6, 2009	10.1
10.4a	Amendment dated as of March 2, 2010 to Loan and Security Agreement dated as of November 2, 2009 between Silicon Valley Bank and the Registrant		10-Q	May 7, 2010	10.1
10.4b	Amendment dated as of February 18, 2011 to Loan and Security Agreement dated as of November 2, 2009 between Silicon Valley Bank and the Registrant.		10-K	March 1, 2011	10.4b
10.5	Investors’ Rights Agreement dated as of June 17, 2005, among the Registrant, the Investors named therein, John McDonough and David Parker, as amended		S-1	October 15, 2007	4.2
10.6†	2000 Stock Option Plan of the Registrant		S-1	October 15, 2007	10.9
10.7†	Form of Incentive Stock Option Agreement under the 2000 Stock Option Plan of the Registration		S-1	October 15, 2007	10.10
10.8†	Form of Nonqualified Stock Option Agreement under the 2000 Stock Option Plan of the Registration		S-1	October 15, 2007	10.11
10.9†	2007 Stock Incentive Plan of the Registrant		S-1	October 15, 2007	10.12
10.10†	Form of Incentive Stock Option Grant Notice and Incentive Stock Option Agreement under the 2007 Stock Incentive Plan of the Registrant		8-K	March 8, 2010	10.1
10.11†	Form of Nonstatutory Stock Option Grant Notice and Nonstatutory Stock Option Agreement under the 2007 Stock Incentive Plan of the Registrant		8-K	March 8, 2010	10.2

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Filing Date with SEC	Exhibit Number
10.12†	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2007 Stock Incentive Plan of the Registrant		8-K	March 8, 2010	10.3
10.11†	Employment Offer Letter entered into as of April 21, 2009 between the Registrant and James A. Milton		8-K	April 21, 2009	10.1
10.11a†	Amendment dated as of May 6, 2010 to Employment Offer Letter entered into as of April 21, 2009 between the Registrant and James A. Milton		10-Q	May 7, 2010	10.1
10.12†	Form of Executive Retention Agreement entered into as of May 1, 2009 between the Registrant and James A. Milton		8-K	April 21, 2009	10.2
10.13†	Form of Executive Retention Agreement entered into as of November 28, 2008 between the Registrant and each of Mark D. Friedman, Robert C. Leahy and Timothy R. Segall (Amended and Restated as of April 2, 2012)		8-K	April 5, 2012	99.1
10.14†	Form of Executive Retention Agreement, dated as of March 29, 2010, entered into by and between SoundBite Communications, Inc. and Diane Albano		8-K	March 29, 2010	10.1
10.15†	Form of Change in Control Agreement entered into as of May 1, 2009 between the Registrant and James A. Milton		8-K	April 21, 2009	10.3
10.16†	Form of Change in Control Agreement entered into as of November 28, 2008 between the Registrant and each of Mark D. Friedman, Robert C. Leahy and Timothy R. Segall		8-K	November 28, 2008	99.2
10.17†	Form of Change in Control Agreement, dated as of March 29, 2010, entered into by and between the Registrant and Diane Albano		8-K	March 29, 2010	10.1
10.18†	Form of Indemnification Agreement entered into (or to be entered into) between the Registrant and each of its executive officers and directors from time to time		S-1	October 15, 2007	10.17
10.19†	Compensation Arrangements with Outside Directors (Amended and Restated as of March 17, 2010)		8-K	March 29, 2010	10.1
10.20†	2011 Management Cash Compensation Plan		8-K	May 20, 2011	10.1
10.21†	2011 Management Cash Compensation Plan (Amended and Restated as of May 18, 2011)		8-K/A	May 24, 2011	10.1
10.22†	Amendment to 2011 Management Cash Compensation Plan		8-K	July 14, 2011	10.1
10.23†	Amendment to 2011 Management Cash Compensation Plan (Amended and Restated as of July 8, 2011)		8-K/A	July 15, 2011	10.1
10.24†	2012 Management Cash Compensation Plan		10-Q	August 6, 2012	10.1

Exhibit Number	Description of Exhibit	Filed Herewith	Form	Filing Date with SEC	Exhibit Number
10.25†	2013 Management Cash Compensation Plan	X
10.26†	Compensation Arrangements with Outside Directors (Amended and Restated as of December 9, 2009)		8-K	December 11, 2009	10.2
10.27†	Compensation Arrangements with Outside Directors (Amended and Restated as of December 13, 2011)		8-K	April 5, 2012	10.1
10.28	Letter Agreement dated January 6, 2012 from Registrant to GameStop Corp. and GameStop Inc.		8-K	January 9, 2012	10.1
21.1	List of subsidiaries of Registrant.	X
23.1	Consent of Deloitte & Touche LLP.	X
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350	X
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Calculation Linkbase Document
101.LAB#	XBRL Taxonomy Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(a) of Form 10-K.

#	Pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934 and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUNDBITE COMMUNICATIONS, INC.

Date: March 4, 2013	By:	/s/ James A. Milton
James A. Milton
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons as of March 4, 2013 on behalf of the registrant in the capacities indicated.

Signature	Title

/s/ James A. Milton	President and Chief Executive Officer (Principal Executive Officer)
James A. Milton

/s/ Robert C. Leahy	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)
Robert C. Leahy

/s/ William J. Geary	Director
William J. Geary

/s/ Vernon F. Lobo	Director
Vernon F. Lobo

/s/ Justin J. Perreault	Director
Justin J. Perreault

/s/ Eileen Rudden	Director
Eileen Rudden

/s/ Jill D. Smith	Director
Jill D. Smith

/s/ Rodger Weismann	Director
Rodger Weismann

SOUNDBITE COMMUNICATIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SoundBite Communications, Inc.

Bedford, Massachusetts

We have audited the accompanying consolidated balance sheets of SoundBite Communications, Inc and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SoundBite Communications, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 4, 2013

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$10,119	$17,706
Short-term investments	4,896	10,976
Accounts receivable, net of allowance for doubtful accounts of $91 and $166 at December 31, 2012 and 2011	10,223	8,163
Prepaid expenses and other current assets	1,621	1,419

Total current assets	26,859	38,264
Property and equipment, net	2,026	2,081
Intangible assets, net	2,764	2,036
Goodwill	6,594	4,286
Other assets	89	118

Total assets	$38,332	$46,785

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,448	$767
Accrued expenses	4,464	3,445
Other current liabilities	417	561

Total current liabilities	6,329	4,773
Long-term contingent consideration payable	535	966
Other liabilities	97	277

Total liabilities	6,961	6,016

Commitments and contingencies (note 6)
Stockholders’ equity:
Common stock, $0.001 par value — 75,000,000 shares authorized; 16,972,025 and 16,666,206 shares issued at December 31, 2012 and 2011; 16,498,357 and 16,410,427 shares outstanding at December 31, 2012 and 2011	17	17
Additional paid-in capital	71,923	70,681
Treasury stock, at cost — 473,668 shares at December 31, 2012 and 255,779 shares at December 31, 2011	(833)	(273)
Accumulated other comprehensive loss	(72)	(72)
Accumulated deficit	(39,664)	(29,584)

Total stockholders’ equity	31,371	40,769

Total liabilities and stockholders’ equity	$38,332	$46,785

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2012	2011	2010
Revenues	$48,071	$41,653	$39,494
Cost of revenues	18,916	17,018	15,955

Gross profit	29,155	24,635	23,539

Operating expenses:
Research and development	7,223	6,114	5,886
Sales and marketing	16,649	14,084	14,171
General and administrative	8,131	6,835	6,799

Total operating expenses	32,003	27,033	26,856

Operating loss	(2,848)	(2,398)	(3,317)
Interest and other income	77	—	2

Loss before provision for income taxes	(2,771)	(2,398)	(3,315)
Income tax benefit	(948)	(891)	(30)

Net loss	$(1,823)	$(1,507)	$(3,285)

Loss per common share:
Basic and diluted	$(0.11)	$(0.09)	$(0.20)
Weighted average common shares outstanding:
Basic and diluted	16,403,191	16,435,737	16,344,213

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, January 1, 2010	16,506,730	$17	$68,011	195,385	$(132)	$(72)	$(24,792)	$43,032
Issuance of common stock for option exercises	60,563	—	90	—	—	—	—	90
Issuance of common stock for restricted stock units	9,408	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,353	—	—	—	—	1,353
Net loss and total comprehensive loss	—	—	—	—	—	—	(3,285)	(3,285)

Balance, December 31, 2010	16,576,701	17	69,454	195,385	(132)	(72)	(28,077)	41,190
Issuance of common stock for option exercises	70,774	—	52	—	—	—	—	52
Issuance of common stock for restricted stock units, net of 6,398 shares withheld for taxes	18,731	—	—	—	—	—	—	—
Repurchase of common stock for treasury	—	—	—	60,394	(141)	—	—	(141)
Stock-based compensation expense	—	—	1,175	—	—	—	—	1,175
Net loss and total comprehensive loss	—	—	—	—	—	—	(1,507)	(1,507)

Balance, December 31, 2011	16,666,206	17	70,681	255,779	(273)	(72)	(29,584)	40,769
Issuance of common stock for option exercises	289,098	—	211	—	—	—	—	211
Issuance of common stock for restricted stock units, net of 3,017 shares withheld for taxes	16,721	—	3	—	—	—	—	3
Repurchase of common stock for treasury	—	—	—	217,889	(560)	—	—	(560)
Payment of dividends	—	—	—	—	—	—	(8,257)	(8,257)
Stock-based compensation expense	—	—	1,028	—	—	—	—	1,028
Net loss and total comprehensive loss	—	—	—	—	—	—	(1,823)	(1,823)

Balance, December 31, 2012	16,972,025	$17	$71,923	473,668	$(833)	$(72)	$(39,664)	$31,371

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(1,823)	$(1,507)	$(3,285)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	1,355	1,338	1,836
Amortization of intangible assets	1,772	839	62
Amortization of premiums paid on short-term investments	4	5	—
Adjustment to contingent consideration	(93)	98	—
Provision for bad debts	—	52	60
Stock-based compensation	1,028	1,175	1,353
Deferred taxes	(957)	(905)	—
Gain on disposal of property and equipment	—	(3)	(2)
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(1,595)	(957)	241
Prepaid expenses and other current assets	(77)	(161)	161
Other assets	29	111	(100)
Accounts payable	267	(586)	64
Accrued expenses and other liabilities	605	(200)	(77)

Net cash provided by (used in) operating activities	515	(701)	313

Cash flows from investing activities:
Cash paid related to Mobile Collect acquisition	(498)	(691)	(503)
Cash paid related to SmartReply acquisition	—	(3,150)	—
Cash paid related to 2ergo Americas acquisition	(3,773)	—	—
Investments in capitalized software	—	—	(500)
Proceeds received from sale of equipment	—	3	2
Purchases of short-term investments	(9,925)	(10,981)	—
Sales and maturities of short-term investments	16,001	—	—
Purchases of property and equipment	(1,093)	(842)	(1,567)

Net cash provided by (used in) investing activities	712	(15,661)	(2,568)

Cash flows from financing activities:
Contingent consideration payment related to SmartReply acquisition	(211)	—	—
Proceeds from exercise of stock options	214	52	90
Payment of dividends	(8,257)	—	—
Treasury stock purchases	(560)	(141)	—

Net cash (used in) provided by financing activities	(8,814)	(89)	90

Net decrease in cash and cash equivalents	(7,587)	(16,451)	(2,165)
Cash and cash equivalents, beginning of year	17,706	34,157	36,322

Cash and cash equivalents, end of year	$10,119	$17,706	$34,157

Supplemental disclosure of cash flows information:
Cash paid during the period for income taxes	$12	$46	$7

Supplemental disclosure of non-cash investing activities:
Property and equipment, included in accounts payable	$319	$150	$173

Contingent cash payment to Mobile Collect included in other current liabilities	$—	$271	$163

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.    NATURE OF BUSINESS

SoundBite Communications, Inc. (the Company) provides cloud-based, multi-channel services that enable businesses to design, execute and measure customer communication campaigns for a variety of marketing, customer care, and collection and payment processes. Clients can use the Company’s services to improve customer experience management by communicating proactively with their customers through automated voice messaging, predictive dialing, text messaging, emails and web communications. The Company was incorporated in Delaware in 2000, and its principal operations are located in Bedford, Massachusetts. The Company’s clients are located in the United States and Europe. The Company operates as and reports its operations as a single operating segment and single reporting unit.

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

Principles of Consolidation

The consolidated financial statements include the accounts of SoundBite Communications, Inc. and its wholly owned subsidiaries, SoundBite Communications Canada, Inc., which was incorporated in August 2007, SoundBite Communications Security Corporation, which was incorporated in December 2007, SoundBite Communications UK, LTD., which was incorporated in August 2010, SmartReply Technologies, Inc., which was incorporated in June 2011, 2ergo Americas Inc., which was incorporated in February 2012, and Telitas US, Inc., which was incorporated in February 2012. All intercompany accounts and transactions have been eliminated in consolidation.

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

Notes to Consolidated Financial Statements—(Continued)

Cash and Cash Equivalents

The Company invests its cash in money market funds, debt securities of U.S. government agencies and repurchase agreements with maturities of less than 90 days. All highly liquid instruments with a remaining maturity of 90 days or less when purchased are considered cash equivalents.

Short-term Investments

The Company invests any excess cash balances in short-term marketable securities, including high-grade corporate notes and bonds. These investments are classified as available-for-sale. The average remaining maturity of the marketable securities as of December 31, 2012 was three months. Gains or losses on the sale of investments classified as available-for-sale, if any, are recognized on the specific identification method. Unrealized gains or losses are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity until the security is sold or until a decline in fair value is determined to be other than temporary. No unrealized gain or loss was recorded as of December 31, 2012.

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

Activity in the allowance for doubtful accounts was as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Balance, beginning	$166	$197	$152
Provision for bad debts	—	52	60
Net uncollectible accounts written off	(75)	(83)	(15)

Balance, end	$91	$166	$197

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The only significant concentrations of liquid investments as of December 31, 2012 relate to cash and cash equivalents held on deposit with two global banks and two “Triple A” rated money market funds which management considers to be large, highly rated investment grade institutions. As of December 31, 2012, our cash and cash equivalent balance was $10.1 million, including money market funds amounting to $8.9 million. A substantial portion of these money market funds are invested in U.S. treasuries. At December 31, 2012 and 2011, the Company had cash balances at certain financial institutions in excess of federally insured limits. However, the Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Notes to Consolidated Financial Statements—(Continued)

Accounts receivable are typically uncollateralized and are derived from revenues earned from clients primarily located in the United States. As of December 31, 2012 and 2011, three clients in the aggregate accounted for 25% and 30% of the outstanding accounts receivable balance, respectively. In 2012, the Company did not have any customers that accounted for more than 10% of revenues. In each of 2011 and 2010, the Company had two customers that accounted for more than 10% of revenues. Revenues from one customer, as a percentage of total revenues were 12% in 2011 and 11% in 2010. Revenues from a second customer were 11% of revenues in 2011 and 12% of revenues in 2010.

Development of Software for Internal Use

The Company capitalizes the direct and incremental cost of materials, consultants, payroll and payroll related costs for employees incurred in developing internal-use software after certain capitalization criteria are met. Amounts capitalized related to internal use software totaled $0 for the years ended December 31, 2012 and 2011 and $500,000 for the year ended December 31, 2010. Internal-use software is carried at cost and depreciated over the estimated useful life, generally three years, using the straight-line method.

Property and Equipment

Property and equipment are carried at cost and are depreciated over the assets’ estimated useful life, generally three years, using the straight-line method. Depreciation of leasehold improvements is recorded over the shorter of the estimated useful life of the leasehold improvement or the remaining lease term. Expenditures for maintenance and repairs are charged to operations when incurred, while additions and betterments are capitalized. When assets are retired or disposed, the asset’s original cost and related accumulated depreciation are eliminated from the accounts and any gain or loss is reflected in the statement of operations.

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

Notes to Consolidated Financial Statements—(Continued)

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

The Company recognizes revenues when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the client; (3) the amount of fees to be paid by the client is fixed or determinable; and (4) the collection of fees from the client is reasonably assured. Generally, this occurs when the services are performed.

The Company’s client management organization provides ancillary services to assist clients in selecting service features and adopting best practices that help clients make the best use of the Company’s on-demand service. The Company provides varying levels of support through these ancillary services, from managing an entire campaign to supporting self-service clients. In some cases, ancillary services may be billed to clients based upon a fixed fee or, more typically, a fixed hourly rate. Revenues from these arrangements are measured using management’s estimated selling price, as determined from a standard rate card. These services typically are of short duration, typically less than one month, and do not involve future obligations. The Company recognizes revenues from these services within the calendar month in which the ancillary services are completed if the four criteria set forth above are satisfied. Revenues attributable to ancillary services are not material and accordingly were not presented as a separate line item in the statements of operations.

Research and Development Costs

Research and development costs are expensed as incurred. Nonrefundable advance payments, if any, for goods or services used in research and development are recognized as an expense as the related goods are delivered or services are performed. Research and development expenses include labor, materials and supplies and overhead.

Accounting for Stock-Based Compensation

Stock-based compensation expense is recognized based on the grant-date fair value using the Black-Scholes valuation model. The Company is recognizing compensation costs only for those measured stock-based awards expected to vest after considering expected forfeitures. Cumulative compensation expense is at least equal to the compensation expense for vested awards. Stock-based compensation is recognized on a straight-line basis over the service period of each award.

Notes to Consolidated Financial Statements—(Continued)

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. Tax benefits are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. Potential interest and penalties associated with such uncertain tax positions would be recorded as a component of income tax expense. At December 31, 2012 and 2011, the Company had not identified any significant uncertain tax positions.

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

	Years Ended December 31,
	2012	2011	2010
Stock options	3,470,329	3,447,450	3,298,369
Unvested stock	24,675	44,413	69,542

Comprehensive Loss

Comprehensive loss was equal to net loss in all periods presented.

3.    PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2012 and 2011 consisted of the following (in thousands):

	As of December 31,
	2012	2011
Computer equipment	$9,858	$10,075
Computer software	4,526	4,068
Furniture and fixtures	591	556
Office equipment & machinery	418	402
Leasehold improvements	608	561

Total	16,001	15,662
Less — accumulated depreciation and amortization	(13,975)	(13,581)

Property and equipment, net	$2,026	$2,081

Notes to Consolidated Financial Statements—(Continued)

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $1.4 million, $1.3 million and $1.8 million, respectively.

4.    LINE OF CREDIT

On February 18, 2013, the Company renewed an existing credit facility with Silicon Valley Bank that provides a working capital line of credit at an interest rate of 4.5% per annum for up to the lesser of (a) $1.5 million or (b) 80% of eligible accounts receivable, subject to specified adjustments. Accounts receivable serve as collateral for any borrowings under the credit facility. There are certain financial covenant requirements as part of the facility, including an adjusted quick ratio and certain minimum quarterly revenue requirements, none of which are restrictive to the Company’s operations. The credit facility will expire by its terms on February 18, 2015 and any amounts outstanding must be repaid on that date.

As of December 31, 2012, no amounts were outstanding under the existing credit agreement. As of December 31, 2012, letters of credit totaling $426,000 had been issued in connection with the Company’s facility leases.

5.    ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	December 31,
	2012	2011
Payroll related items	$1,353	$1,089
Telephony	812	503
Professional fees	540	247
Sales and use tax	528	510
Other	1,231	1,096

Total accrued expenses	$4,464	$3,445

6.    COMMITMENTS AND CONTINGENCIES

The Company has various non-cancelable operating leases related to its office space, hosting facilities, and an equipment lease that expire through 2015. Certain leases have fixed rent escalations clauses and renewal options, which are accounted for on a straight-line basis over the life of the lease. Future minimum lease payments under non-cancelable operating leases at December 31, 2012 were as follows (in thousands):

2013	$1,355
2014	390
2015	110

Total future minimum lease payments	$1,855

Total rent expense for office space charged to operations was $1.0 million, $865,000 and $758,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Total rent expense for hosting sites charged to cost of revenues was $1.8 million, $1.6 million and $1.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Notes to Consolidated Financial Statements—(Continued)

Litigation and Claims

Indemnification Regarding Karayan Litigation

Over the past two years, class action litigation has been initiated against a number of banks and retailers, including some of the Company’s clients, alleging that “mobile termination” text messages violate the U.S. Telephone Consumer Protection Act or TCPA, which seeks to protect the privacy interests of residential telephone subscribers. When a business receives a text message indicating that the sender wishes to “opt out” of further text communications from the business, a mobile termination text message may be transmitted automatically in order to confirm that the business received the opt-out message and will not send any additional text messages.

On October 21, 2011, the Company received a notice from GameStop Corp. and GameStop Inc., which together the Company refers to as GameStop, requesting indemnification in connection with a class action litigation entitled Karayan v. GameStop Corp. and GameStop Inc., which the Company refers to as the Karayan Litigation, which had been initiated against GameStop in the U.S. District Court of the Northern District of Texas based in part on mobile termination text messages. The Company is not a named defendant or other party in the Karayan Litigation.

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

On February 12, 2013, the court dismissed with prejudice the claims initiated against GameStop in the Karayan Litigation. For the purpose of avoiding additional litigation costs, the Company agreed to pay to the plaintiff, on behalf of GameStop, an immaterial amount, and the Company effectively has been relieved of any further indemnification obligations to GameStop relating to the Karayan Litigation.

Class action litigation has been initiated against a number of businesses to date with respect to claims under the TCPA involving mobile termination text messages. On November 29, 2012 the FCC issued a Declaratory Ruling indicating that the sending of a one-time mobile termination message is not a violation of the TCPA subject to certain possible exceptions. It is unclear what effect this ruling will have on claims initiated under the TCPA in relation to mobile termination messages, and it is possible that similar or new claims will be asserted in the future against businesses, some of which may be clients of the Company. If the Company is required to indemnify a client under such a future claim, the Company could incur material costs and expenses that would have a material adverse effect on its business, financial condition and operating results. Moreover, if the Company were obligated to indemnify clients with respect to multiple class actions of this type, the costs of defending those actions could, by themselves and without regard to the ultimate outcomes of the actions, have a material adverse effect on its business, financial condition and operating results.

Sager Litigation

On January 11, 2012, a class action litigation, which the Company refers to as the Sager Litigation, was filed against Bank of America and the Company as co-defendants. The Sager Litigation alleged that the Company and Bank of America sent text messages to the plaintiff without the plaintiff’s prior express consent, in

Notes to Consolidated Financial Statements—(Continued)

violation of the TCPA. On June 18, 2012 the Company received a notice from Bank of America, requesting indemnification in connection with the Sager Litigation. On June 21, 2012, the Company moved to stay the litigation pending, among other things, a determination by the Federal Communications Commission in relation to the Company’s Petition for Declaratory Ruling on mobile termination messages. In response to the motion, plaintiff agreed to seek a stay of litigation until such time as the Federal Communications Commission has ruled on the Company’s Petition for Declaratory Ruling.

On December 14, 2012 the Company was notified that the Sager Litigation had been dismissed. As a result, the Company has been relieved of any liability, including any indemnification obligations to Bank of America, relating to the Sager Litigation.

A2P SMS Antitrust Litigation

On April 5, 2012, a class action litigation, which the Company refers to as the Club Texting Litigation, was filed against numerous defendants, including the Company. On April 6, 2012, a related class action litigation, which the Company refers to as the TextPower Litigation, was filed against numerous defendants, including the Company. On May 10, 2012, a further related class action litigation, which the Company refers to as the iSpeedBuy litigation, was filed against numerous defendants, including the Company. On June 14, 2012, a consolidated class action complaint, which the Company refers to as the A2P SMS Antitrust Litigation, was filed that amended and consolidated the Club Texting Litigation, TextPower Litigation and iSpeedBuy Litigation. In the A2P SMS Antitrust Litigation, the Company is named as alleged successor-in-interest to 2ergo Americas, which the Company acquired in February 2012. The A2P SMS Antitrust Litigation alleges that the named mobile telecom companies and alleged aggregators violated antitrust provisions set forth in the Sherman Act through the use of various common short code requirements related to the sending of text messages by businesses to consumers. Further, the A2P SMS Antitrust Litigation is seeking confirmation of a class of entities and persons who leased a common short code from Neustar, Inc. and sent or received text messages through one or more aggregators. All of the alleged violations occurred prior to the Company’s acquisition of 2ergo Americas, and the Company has served an indemnification claim on 2ergo Group plc, the former parent company of 2ergo Americas, in relation to the A2P SMS Antitrust Litigation. In connection with the acquisition, $750,000 was deposited in an escrow account to secure claims by the Company for breaches of representations and warranties made with respect to 2ergo Americas (see Note 9). The Company intends to defend vigorously against the claims in the A2P SMS Antitrust Litigation that allege violations of the Sherman Act. At this time it is not possible for the Company to estimate the amount of damages, losses, fees and other expenses that it will incur as the result of the A2P SMS Antitrust Litigation, but such an amount could have a material adverse effect on its business, financial condition and operating results. Even if the Company succeeds in defending against the A2P SMS Antitrust Litigation, it is likely to incur substantial costs and management’s attention will be diverted from its operations.

Other Proceedings

The customer communications industry is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights as well as improper hiring practices. As a result, the Company may be involved in various legal proceedings from time to time.

The Company’s recently acquired subsidiary, 2ergo Americas, received a notice from one of its clients requesting indemnification in connection with a patent infringement lawsuit initiated against the client based in part on various alleged web and mobile applications supplied by 2ergo Americas to that client. The Company is investigating this matter to evaluate the extent, if any, to which it is required to indemnify the client for damages, losses and fees resulting from the lawsuit. At this time it is not possible to estimate the amount, if any, for which the Company may be responsible under its indemnification obligations to this client, but it is possible that such an amount may be substantial. The Company has served an indemnification claim on 2ergo Group plc, the former parent company of 2ergo Americas, in relation to this request.

Notes to Consolidated Financial Statements—(Continued)

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

At December 31, 2012, there were 1,787,917 shares available for grant under the 2007 Plan. Stock option activity during the year ended December 31, 2012 was as follows:

	Year Ended December 31, 2012
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Outstanding — January 1, 2012	3,447,450	$2.50
Granted	566,200	2.84
Exercised	(289,098)	0.73
Forfeited or expired	(254,223)	3.29

Outstanding — December 31, 2012	3,470,329	$2.64	6.5	$2,225

Exercisable — end of year	2,578,889	$2.64	6.0	$1,939

Vested & expected to vest — end of year	3,349,742	$2.64	6.5	$2,202

For the years ended December 31, 2012, 2011 and 2010, the Company used the Black-Scholes option pricing model to value option grants and determine the related compensation expense. The weighted average grant date fair value of options granted during the years ended December 31, 2012, 2011 and 2010 was $1.68, $1.40 and $1.87, respectively. The intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $602,000, $111,000 and $86,000, respectively.

As of December 31, 2012 the total compensation cost related to stock-based awards granted to employees and directors but not yet recognized was $1.1 million, net of estimated forfeitures. These costs will be recognized on a straight-line basis over a weighted average period of 2.1 years.

Notes to Consolidated Financial Statements—(Continued)

The following table provides the assumptions used in determining the fair value of the share-based awards:

	Year Ended December 31,
	2012	2011	2010
Risk Free Rate	0.98 - 1.77%	1.38 - 3.10%	2.42 - 3.04%
Expected Life	6.02 - 6.25 years	6.02 - 6.25 years	6.02 - 6.25 years
Expected Volatility	61.8 - 65.1%	62.8 - 67.7%	65.6 - 74.9%
Weighted Average Volatility	64.0%	62.9%	66.0%
Expected Dividend Yield	0%	0%	0%

The Company estimates expected volatility based on the Company’s publicly traded historical data related to the trading of its own stock.

The risk-free interest rate used within the Black Scholes model for each grant is equal to the U.S. Treasury securities interest rate for the expected life of the option.

The expected term of options granted was determined based on the simplified method, in which the expected term is equal to the midpoint of the vesting term and the original contractual term. The Company’s stock has been publicly traded for slightly more than five years, and therefore, there is not sufficient historical share option experience to estimate the expected term using company specific data.

The Company recognizes compensation expense for only the portion of options that are expected to vest. The estimated forfeiture rate was based upon an analysis of the Company’s historical data and future expectations. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

During 2010, the Company granted restricted stock units to certain employees. The restricted stock units settle in shares of the Company’s common stock when vested. These awards vest quarterly over four years. Activity related to restricted stock units for the year ended December 31, 2012 was as follows:

	Number of Units	Grant Date Fair Value
Outstanding — January 1, 2012	44,413	$3.04
Vested	(19,738)	3.04

Outstanding — December 31, 2012	24,675	$3.04

Expected to vest — end of year	24,675	$3.04

The fair value of restricted stock units that vested during 2012, 2011 and 2010 totaled $54,000, $46,000 and $26,000, respectively.

Notes to Consolidated Financial Statements—(Continued)

The following table presents stock-based compensation expense included in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cost of revenues	$36	$42	$41
Research and development	184	218	241
Sales and marketing	299	459	476
General and administrative	509	456	595

Total stock-based compensation	$1,028	$1,175	$1,353

8.    ACQUISITIONS

2ergo Americas

In February 2012, the Company acquired 2ergo Americas, the U.S. operations of 2ergo Group plc, for a cash purchase price of $3.8 million, with $750,000 of this deposited into an escrow account. 2ergo Americas was a mobile marketing business and marketing solutions company located in Arlington, Virginia. The Company purchased 2ergo Americas in order to extend its client base to include leading companies in the telecom, media and consumer packaged goods industries while enhancing its existing mobile marketing offering. The purchase of 2ergo Americas is consistent with the Company’s strategy to expand its capabilities and customer base in mobile marketing and the excess of the purchase price over the net assets acquired represents potential revenue enhancements/synergies from its existing customer base and the assembled workforce of 2ergo Americas. The Company allocated the total purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on fair values on the closing date and recorded the excess purchase price over the aggregate fair values as goodwill. Revenues generated from the 2ergo Americas acquisition for the year ended December 31, 2012 were $2.7 million. Operating loss for the year ended December 31, 2012 was $1.3 million, which includes $694,000 of intangible asset amortization.

Transaction costs related to the 2ergo Americas acquisition totaled approximately $250,000 and have been reported in the Consolidated Statement of Operations within general and administrative expenses for the year ended December 31, 2012. This acquisition has been accounted for under the purchase method of accounting and accordingly, the results of operations of 2ergo Americas have been included in the accompanying financial statements in the periods following the date of acquisition. The Company recorded deferred tax liabilities of $957,000 in purchase accounting, primarily related to the intangible assets acquired with 2ergo Americas, and released a corresponding amount of its deferred tax asset valuation allowance. The $957,000 release of the valuation allowance was recognized as a benefit for income taxes in the Statement of Operations. Pro forma results of 2ergo Americas’ operations have not been presented because the effect of this acquisition was not material to the Consolidated Statement of Operations.

Notes to Consolidated Financial Statements—(Continued)

The purchase price has been allocated to the assets acquired and liabilities assumed based on fair value, with any excess recorded as goodwill. None of the acquired intangible assets, including goodwill, are deductible for tax purposes. The components of the purchase price allocation are as follows (in thousands):

Purchase Price:
Cash paid, net of $27 cash acquired	$3,773
Allocations:
Accounts receivable and other current assets	$590
Property and equipment	38
Intangible assets:
Customer relationships (3 years)	1,890
Technology (3 years)	590
Non-compete agreement (3 years)	20
Goodwill	2,081

Total assets acquired	5,209

Current liabilities assumed	(479)
Deferred tax liability	(957)

Total liabilities assumed	(1,436)

Total net assets acquired	$3,773

The Company is amortizing its identifiable intangible assets acquired in connection with the 2ergo Americas’ transaction over the estimated useful life of three years using the method that most closely relate to the depletion of these assets. Estimated annual amortization expense related to the intangible assets is as follows (in thousands):

Year ending December 31,	Amount
2013	$833
2014	833
2015	139

Total	$1,805

SmartReply

In June 2011, the Company acquired key assets and assumed certain liabilities of SmartReply, a mobile marketing company located in Irvine, California. SmartReply had been delivering mobile marketing solutions to approximately 40 companies, including many of the top retail brands in North America. The purchase of SmartReply was consistent with the Company’s strategy to expand its capabilities and customer base in mobile marketing. The excess of the purchase price over the net assets acquired represented potential revenue enhancements and synergies from the Company’s existing customer base and the assembled workforce of SmartReply. The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the closing date. The excess of purchase price over the aggregate fair values was recognized as goodwill. Revenues generated from the SmartReply asset acquisition during the year ended December 31, 2011 were $3.1 million and operating loss was $133,000, which includes amortization expense totaling $688,000.

Notes to Consolidated Financial Statements—(Continued)

The acquisition included cash payments of $3.2 million. Approximately $1.0 million of the purchase price was deposited in escrow to secure the seller’s representations and indemnifications and, subject to claims for damages, is expected to be distributed to the seller in installments over the two years following the acquisition. Contingent consideration arrangements in the form of an earn-out, which requires cash payments currently estimated at $1.4 million but up to a maximum of $8.9 million, may become payable annually over the three years following the acquisition, based upon year-over-year revenue growth in the Company’s mobile marketing business.

The Company recognized a liability totaling $1.2 million at the time of the acquisition, representing the present value of the probability-weighted estimate of the future payments. As actual revenues from the Company’s mobile marketing business are recognized, the liability for the contingent consideration will periodically be adjusted to reflect management’s best estimate of the ultimate payout under this arrangement. Accordingly, changes in the assumptions could have a material impact on the amount of contingent consideration expense we record in any given period. The earn-out requires cash payments currently estimated at $1.4 million and the first earn-out period was completed as of June 30, 2012 with a payment of $211,000 made in the third quarter of 2012. Subsequent annual payments will be determined over the next two years based upon year-over-year revenue growth in the Company’s mobile marketing business. The adjustments to the fair value from the acquisition date to December 31, 2012 were not material.

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

Notes to Consolidated Financial Statements—(Continued)

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

9.    GOODWILL AND INTANGIBLES

In February 2008, the Company acquired substantially all of the assets of Mobile Collect, Inc (Mobile Collect). Mobile Collect was a privately held company that provided text messaging and mobile communications solutions. The Company acquired these assets with the goal of supplementing the Company’s service capabilities to include Free-To-End-User text messaging. The acquisition included cash payments of $500,000 upon closing and contingent cash payments of up to $2.0 million payable through 2013 upon Mobile Collect achieving certain established financial targets. The contingent cash payments are recognized as additions to goodwill as the consideration is determined and becomes payable. The final quarterly payment of approximately $227,000 was made during the year ended December 31, 2012.

In February 2012, the Company acquired key assets and assumed certain liabilities of 2ergo Americas. In June 2011, the Company acquired key assets and assumed certain liabilities of SmartReply. Refer to Note 8 for further details of these transactions.

The fair value of the Company, with the inclusion of a control premium, exceeded its carrying value by approximately 37% at November 1, 2012, the Company’s most recent annual impairment assessment date. As such, no indications of impairment were noted.

Notes to Consolidated Financial Statements—(Continued)

The changes in the carrying amount of the Company’s goodwill for each of the three years in the period ended December 31, 2012 are as follows (in thousands):

	Goodwill	Accumulated Impairments	Net Balance
Balance at January 1, 2010	$582	$(369)	$213
Add: Mobile Collect contingent consideration	549	—	549

Balance at December 31, 2010	1,131	(369)	762
Add: SmartReply asset acquisition (Note 8)	2,726	—	2,726
Add: Mobile Collect contingent consideration	798	—	798

Balance at December 31, 2011	4,655	(369)	4,286
Add: 2ergo Americas asset acquisition (Note 7)	2,081	—	2,081
Add: Mobile Collect contingent consideration	227	—	227

Balance at December 31, 2012	$6,963	$(369)	$6,594

Intangible assets consisted of the following (in thousands):

	Gross Value	Accumulated Amortization	Net Carrying Value
December 31, 2012
Technology (3 years)	$600	$176	$424
Non-compete agreements (3-5 years)	40	26	14
Customer relationships (3 years)	4,540	2,417	2,123
Tradenames (2 years)	28	20	8
Internal-use software (3 years)	500	305	195

	$5,708	$2,944	$2,764

December 31, 2011
Technology (3 years)	$10	$10	$—
Non-compete agreements (5 years)	20	15	5
Customer relationships (3 years)	2,650	1,000	1,650
Tradenames (2 years)	28	8	20
Internal-use software (3 years)	500	139	361

	$3,208	$1,172	$2,036

The Company is amortizing the 2ergo Americas, SmartReply and Mobile Collect identifiable intangible assets, as well as its internal-use software, over their estimated useful lives of two to five years using methods that most closely relate to the depletion of these assets. Amortization expense for the years ended December 31, 2012, 2011 and 2010 was $1.8 million, $839,000 and $62,000, respectively. Estimated annual amortization expense related to the intangible assets is as follows (in thousands):

Year Ending December 31,	Amount
2013	$1,570
2014	1,055
2015	139

Total	$2,764

Notes to Consolidated Financial Statements—(Continued)

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

At December 31, 2012 and 2011, the money market funds and U.S. government agency bonds were valued based upon quoted prices for the specific securities in an active market and therefore classified as Level 1. At December 31, 2012 and 2011, the commercial paper and certificate of deposits were valued on the basis of valuations provided by third-party pricing services, as derived from such services’ pricing models. Inputs to the models may include, but are not limited to, reported trades, executable bid and asked prices, broker/dealer quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events. The pricing services may use a matrix approach, which considers information regarding securities with similar characteristics to determine the valuation for a security, and are therefore classified as Level 2.

The Level 3 liability consists of contingent consideration related to the SmartReply acquisition in the form of an earn-out for a maximum of $8.9 million that may become payable in annual installments over the three years following the acquisition, based upon year-over-year revenue growth in the Company’s mobile marketing business. The fair value of the contingent consideration was estimated by applying an income approach. The measure is based on significant inputs that are unobservable in the market. Key assumptions include a discount rate of 18.5% and probability weighted estimates of future revenues of the acquired business. Significant increases (decreases) in the projected future revenues, in isolation, would result in a significant increase (decrease) in the measurement of the fair value of the liability for contingent consideration.

Notes to Consolidated Financial Statements—(Continued)

Assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of December 31, 2012 and 2011 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
December 31, 2012
Assets:
Money market fund deposits	$8,916	$—	$—	$8,916
Short-term investments:
Commercial paper	—	4,896	—	4,896
Liabilities:
Liability for contingent consideration	—	—	952	952
December 31, 2011
Assets:
Money market fund deposits	16,273	—	—	16,273
Short-term investments:
Commercial paper	—	5,594	—	5,594
U.S. government agency bonds	4,583	—	—	4,583
Certificate of deposit	—	799	—	799
Liabilities:
Liability for contingent consideration	$—	$—	$1,256	$1,256

The liability for contingent consideration decreased $304,000 from December 31, 2011 to December 31, 2012 due to a fair value adjustment based upon the passage of time, a decrease in the revenue assumptions for the acquired business, and an earn-out payment of $211,000 made during the year ended December 31, 2012. A reconciliation of the beginning and ending liability for contingent consideration is as follows:

	Year Ended December 31,
	2012	2011
Beginning Balance	$1,256	$—
Additions	—	1,158
Changes in fair value (included within general and administrative expenses)	(93)	98
Payments	(211)	—

Ending Balance	$952	$1,256

11.    INCOME TAXES

The Company’s (benefit) provision for income taxes for the years ended December 31, 2012, 2011 and 2010 totaled $(948,000), $(891,000) and $(30,000), respectively. The 2012 benefit includes the release of $957,000 of valuation allowance that resulted from the recognition of the deferred tax liabilities in the February 2012 2ergo Americas acquisition, which provided evidence to support the recoverability of the deferred tax asset totaling $957,000. The 2011 benefit includes the release of $905,000 of valuation allowance that resulted from the

Notes to Consolidated Financial Statements—(Continued)

recognition of the deferred tax liabilities in the June 2011 SmartReply acquisition, which provided evidence to support the recoverability of the deferred tax asset totaling $905,000. The 2010 amount includes the benefit of the carryback of net operating losses to recover prior-year alternative minimum tax.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes were as follows (in thousands):

	As of December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$9,918	$8,068
Accounts receivable	36	65
Accrued expenses	317	284
Research and development credits	1,784	1,802
Deferred revenue	52	97
Stock compensation	557	424
Depreciation	149	—

Total deferred tax assets	12,813	10,740

Deferred tax liabilities:
Intangibles amortization and goodwill	(982)	(633)
Depreciation	—	(50)

Total deferred tax liabilities	(982)	(683)

Net deferred tax assets before valuation allowance	11,831	10,057
Valuation allowance	(11,831)	(10,057)

Total deferred tax assets	$—	$—

A reconciliation of the U.S. federal taxes at the statutory rate to the Company’s recorded tax provision for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

	December 31,
	2012	2011	2010
Tax at U.S. federal statutory rate	$(942)	$(815)	$(1,140)
State taxes, net of federal benefit	1	(124)	7
Research and development and other credits generated	—	(5)	(217)
Nondeductible transaction costs	85	191	—
Nondeductible stock options	206	271	319
State tax operating losses and other	34	51	(178)
Change in valuation allowance	(332)	(460)	1,179

	$(948)	$(891)	$(30)

Notes to Consolidated Financial Statements—(Continued)

A valuation allowance is recorded to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, including that the Company has not achieved a history of profitable operations, management has determined that a full valuation allowance at December 31, 2012, 2011 and 2010 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The valuation allowance increased $1.8 million during the year ended December 31, 2012 as compared to 2011, primarily due to the increase in net operating losses acquired in the 2ergo Americas acquisition for which a full valuation is required and the release of the valuation allowance arising from the recognition of the deferred tax liabilities in the 2ergo Americas acquisition. The valuation allowance decreased $73,000 during the year ended December 31, 2011 as compared to 2010, primarily due to the increase in net operating losses acquired in the SmartReply acquisition for which a full valuation is required and the release of the valuation allowance arising from the recognition of the deferred tax liabilities in the SmartReply acquisition. The valuation allowance increased $1.2 million during the year ended December 31, 2010 as compared to 2009, primarily due to the net operating losses recognized.

At December 31, 2012, the Company had available federal and state net operating loss carryforwards of approximately $29.8 million and $5.3 million, respectively, which will expire between 2014 and 2032. The operating loss carryforwards included $1.7 million in income tax deductions related to stock options, the benefit of which will be reflected as a credit to additional paid-in capital if realized. All of these NOLs have a full valuation allowance against them. In addition, the Company had federal and state research and development tax credits of approximately $1.3 million and $480,000, respectively, at December 31, 2012. All of these credits expire between 2018 and 2032.

Ownership changes, as defined by the Internal Revenue Code, may substantially limit the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income. The Company believes that ownership changes occurred in 2000, 2001 and 2007. The ownership change in 2007 resulted in an annual limitation amount of approximately $8.0 million for the net operating losses generated between 2002 and 2007. Additionally, the net operating losses acquired in the SmartReply and 2ergo Americas acquisitions are subject to limitations. Subsequent ownership changes could further affect the limitation in future years. Such annual limitations could result in the expiration of net operating loss and tax credit carryforwards before utilization.

The tax years 2000 through 2012 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the United States, as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have or will be used in a future period. Tax years from inception in Canada (2008) and UK (2010) remain open to examination by the tax authorities. The Company is currently not under examination by the Internal Revenue Service or any other tax authority for any tax years. The Company recognizes both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company has not recorded any interest or penalties on any unrecognized tax benefits since its inception. The Company does not believe material uncertain tax positions have arisen to date, and as a result, no reserves for these matters have been recorded.

The Company continues to maintain its permanent reinvestment assertion with regard to the unremitted earnings of its foreign subsidiaries. As such, it does not accrue U.S. tax for the possible future repatriation of these unremitted foreign earnings. As of December 31, 2012, the amount of foreign earnings, which represent earnings in Canada and the United Kingdom, that are expected to remain invested outside the U.S. indefinitely and for which no U.S. tax cost has been provided, were not material. If the Company were to repatriate these earnings, it expects to utilize existing tax attributes (U.S. net operating losses) and expects any taxes to be paid to repatriate these earnings will be minimal.

Notes to Consolidated Financial Statements—(Continued)

12.    BENEFIT PLAN

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code. Participants may contribute up to a maximum percentage of their annual compensation to this plan as determined by the Company, limited to a maximum annual amount set by the Internal Revenue Service. The Company did not make any matching contributions to this plan during the years ended December 31, 2012, 2011 and 2010.

13.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(in thousands, except per share data)

	Mar. 31, 2012	June 30, 2012	Sept. 30, 2012	Dec. 31, 2012
Revenues	$11,081	$10,977	$12,160	$13,853
Cost of revenues	4,387	4,715	4,747	5,067
Gross profit	6,694	6,262	7,413	8,786
Net (loss) income	(247)	(1,532)	(513)	469
Basic and diluted (loss) earnings per share	$(0.02)	$(0.09)	$(0.03)	$0.03

	Mar. 31, 2011	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011
Revenues	$9,163	$9,552	$10,956	$11,982
Cost of revenues	3,762	4,070	4,532	4,654
Gross profit	5,401	5,482	6,424	7,328
Net (loss) income	(1,466)	(236)	(196)	391
Basic and diluted (loss) earnings per share	$(0.09)	$(0.01)	$(0.01)	$0.02