Form 10-Q
period 2013-03-31
SOUNDBITE COMMUNICATIONS INC
filed 2013-05-09
CIK 1163698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

As of April 30, 2013, there were 16,519,250 shares of the registrant’s common stock, $.001 par value per share, outstanding.

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,768	$10,119
Short-term investments	1,398	4,896
Accounts receivable, net of allowance for doubtful accounts of $89 and $91 at March 31, 2013 and December 31, 2012	8,216	10,223
Prepaid expenses and other current assets	1,138	1,621

Total current assets	25,520	26,859
Property and equipment, net	1,944	2,026
Intangible assets, net	2,335	2,764
Goodwill	6,594	6,594
Other assets	78	89

Total assets	$36,471	$38,332

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$923	$1,448
Accrued expenses	4,116	4,464
Other current liabilities	435	417

Total current liabilities	5,474	6,329
Long-term contingent consideration payable	558	535
Other liabilities	165	97

Total liabilities	6,197	6,961

Stockholders’ equity:
Common stock, $0.001 par value—75,000,000 shares authorized; 16,980,707 and 16,972,025 shares issued at March 31, 2013 and December 31, 2012; 16,507,039 and 16,498,357 shares outstanding at March 31, 2013 and December 31, 2012	18	17
Additional paid-in capital	72,221	71,923
Treasury stock, at cost—473,668 shares at March 31, 2013 and December 31, 2012	(833)	(833)
Accumulated other comprehensive loss	(72)	(72)
Accumulated deficit	(41,060)	(39,664)

Total stockholders’ equity	30,274	31,371

Total liabilities and stockholders’ equity	$36,471	$38,332

See notes to the unaudited condensed consolidated financial statements.

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenues	$11,254	$11,081
Cost of revenues	4,515	4,387

Gross profit	6,739	6,694

Operating expenses:
Research and development	1,888	1,694
Sales and marketing	4,160	3,869
General and administrative	2,021	2,304

Total operating expenses	8,069	7,867

Operating loss	(1,330)	(1,173)
Interest and other (loss) income	(25)	39

Loss before income tax (provision) benefit	(1,355)	(1,134)
Income tax (provision) benefit	(41)	887

Net loss	$(1,396)	$(247)

Net loss per common share:
Basic and diluted	$(0.08)	$(0.02)
Weighted average common shares outstanding:
Basic and diluted	16,501,478	16,436,046

See notes to the unaudited condensed consolidated financial statements.

SOUNDBITE COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,396)	$(247)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	342	337
Amortization of intangible assets	429	407
Amortization of (discounts) premiums paid on short-term investments	(2)	5
Adjustment to contingent consideration	41	54
Stock-based compensation	292	242
Deferred taxes	41	(887)
Change in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	2,007	586
Prepaid expenses and other current assets	483	56
Other assets	11	(15)
Accounts payable	(321)	166
Accrued expenses and other liabilities	(321)	(172)

Net cash provided by operating activities	1,606	532

Cash flows from investing activities:
Cash paid related to Mobile Collect acquisition	—	(271)
Cash paid related to acquisition of 2ergo Americas, net of cash acquired	—	(3,773)
Purchases of short-term investments	—	(2,934)
Sales and maturities of short-term investments	3,500	5,151
Purchases of property and equipment	(464)	(381)

Net cash provided by (used in) investing activities	3,036	(2,208)

Cash flows from financing activities:
Proceeds from exercise of stock options	7	68
Treasury stock purchases	—	(249)

Net cash provided by (used in) provided by financing activities	7	(181)

Net increase (decrease) in cash and cash equivalents	4,649	(1,857)
Cash and cash equivalents, beginning of period	10,119	17,706

Cash and cash equivalents, end of period	$14,768	$15,849

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$5	$6

Supplemental disclosure of non-cash investing activities:
Property and equipment, included in accounts payable	$115	$—

Contingent cash payment to Mobile Collect, included in other current liabilities	$—	$227

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

2. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements include all adjustments, consisting of normal and recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2013 and its results of operations and cash flows for the three months ended March 31, 2013 and 2012. The results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. No subsequent events requiring adjustment or disclosure were identified. These condensed consolidated financial statements should be read in conjunction with the audited annual financial statements and notes thereto as of and for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the SEC.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Short-term Investments

The Company invests any excess cash balances in short-term marketable securities, including high-grade corporate notes and bonds. These investments are classified as available-for-sale. The average remaining maturity of the marketable securities as of March 31, 2013 was four months. Gains or losses on the sale of investments classified as available-for-sale, if any, are recognized on the specific identification method. Unrealized gains or losses are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity until the security is sold or until a decline in fair value is determined to be other than temporary. The unrealized gain or loss as of March 31, 2013 and December 31, 2012 was immaterial.

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

	Three Months Ended March 31,
	2013	2012
Stock options	3,427,007	3,699,602
Restricted stock	332,538	39,476

Total	3,759,545	3,739,078

Comprehensive Loss

For the periods ended March 31, 2013 and 2012, comprehensive loss was equal to net loss.

4. ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Payroll related items	$1,142	$1,353
Telephony	700	812
Sales and use tax	529	528
Professional fees	438	540
Other	1,307	1,231

Total	$4,116	$4,464

5. COMMITMENTS AND CONTINGENCIES

Lease Commitment

In April 2013, the Company extended its lease through September 2014 for approximately 37,000 square feet of office space for its headquarters in Bedford, Massachusetts. The original terms of the lease commenced in September 2007 and would have expired in September 2013. Based upon the terms of the lease extension, monthly base rent payments of $69,000 will commence in October 2013 for an annual lease commitment of $828,000.

SmartReply Earn-out Payment

In June 2011, the Company acquired key assets and assumed certain liabilities of SmartReply, a mobile marketing company located in Irvine, California. The acquisition price included cash payments of $3.2 million upon closing and requires contingent cash payments initially estimated at $1.7 million, but up to a maximum of $8.9 million, in the form of an earn-out over a three year period. The first earn-out period was completed as of June 30, 2012 and a payment of $211,000 was made in the third quarter of 2012. The Company estimates that the remaining contingent cash payments will total approximately $1.2 million, which after discounting results in a fair value of $993,000. Subsequent annual payments will be determined over the next two years based upon year-over-year revenue growth in our mobile marketing business.

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

On October 21, 2011, the Company received a notice from GameStop Corp. and GameStop Inc., which together the Company refers to as GameStop, requesting indemnification in connection with a class action litigation entitled Karayan v. GameStop Corp. and GameStop Inc., which the Company refers to as the Karayan Litigation, which had been initiated against GameStop in the U.S. District Court for the Southern District of California (later transferred to the U.S. District Court of the Northern District of Texas) based in part on mobile termination text messages. The Company was not a named defendant or other party in the Karayan Litigation.

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

On February 12, 2013, following a settlement between the parties, the court dismissed with prejudice the claims initiated against GameStop in the Karayan Litigation. For the purpose of avoiding additional litigation costs, the Company agreed to pay to the plaintiff, on behalf of GameStop, an immaterial amount, and the Company effectively has been relieved of any further indemnification obligations to GameStop relating to the Karayan Litigation.

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

A2P SMS Antitrust Litigation

On April 5, 2012, a class action litigation, which the Company refers to as the Club Texting Litigation, was filed against numerous defendants, including the Company. On April 6, 2012, a related class action litigation, which the Company refers to as the TextPower Litigation, was filed against numerous defendants, including the Company. On May 10, 2012, a further related class action litigation, which the Company refers to as the iSpeedBuy litigation, was filed against numerous defendants, including the Company. On June 14, 2012, a consolidated class action complaint, which the Company refers to as the A2P SMS Antitrust Litigation, was filed that amended and consolidated the Club Texting Litigation, TextPower Litigation and iSpeedBuy Litigation. In the A2P SMS Antitrust Litigation, the Company is named as alleged successor-in-interest to 2ergo Americas, which the Company acquired in February 2012. The A2P SMS Antitrust Litigation alleges that the named mobile telecom companies and alleged aggregators violated antitrust provisions set forth in the Sherman Act through the use of various common short code requirements related to the sending of text messages by businesses to consumers. Further, the A2P SMS Antitrust Litigation is seeking confirmation of a class of entities and persons who leased a common short code from Neustar, Inc. and sent or received text messages through one or more aggregators. The Company has served an indemnification claim on 2ergo Group plc, the former parent company of 2ergo Americas, in relation to the A2P SMS Antitrust Litigation. 2ergo Group plc did not object to the claim. In connection with the acquisition, $750,000 was deposited in an escrow account to secure claims by the Company for breaches of representations and warranties made with respect to 2ergo Americas. The Company intends to defend vigorously against the claims in the A2P SMS Antitrust Litigation that allege violations of the Sherman Act. At this time it is not possible for the Company to estimate the amount of damages, losses, fees and other expenses that it will incur as the result of the A2P SMS Antitrust Litigation, but such an amount could have a material adverse effect on its business, financial condition and operating results. Even if the Company succeeds in defending against the A2P SMS Antitrust Litigation, it is likely to incur substantial costs and management’s attention will be diverted from its operations.

Other Proceedings

The customer communications industry is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights as well as improper hiring practices. As a result, the Company may be involved in various legal proceedings from time to time.

The Company’s recently acquired subsidiary, 2ergo Americas, received a notice from one of its clients requesting indemnification in connection with a patent infringement lawsuit initiated against the client based in part on various alleged web and mobile applications supplied by 2ergo Americas to that client. The Company is investigating this matter to evaluate the extent, if any, to which it is required to indemnify the client for damages, losses and fees resulting from the lawsuit. At this time it is not possible to estimate the amount, if any, for which the Company may be responsible under its indemnification obligations to this client, but it is possible that such an amount may be substantial. The Company has served an indemnification claim on 2ergo Group plc, the former parent company of 2ergo Americas, in relation to this request. 2ergo Group plc has not objected to the claim.

6. STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of revenues	$10	$11
Research and development	58	54
Sales and marketing	76	72
General and administrative	148	105

Total stock-based compensation	$292	$242

As of March 31, 2013, the total compensation cost related to stock-based awards granted to employees and directors but not yet recognized was $1.4 million, net of estimated forfeitures. These costs will be amortized on a straight-line basis over a weighted average period of 2.0 years.

7. GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill during the three month period ended March 31, 2013, which is subject to future impairment considerations, remained unchanged as compared to the year ended December 31, 2012.

Intangible assets consisted of the following (in thousands):

	Gross Value	Accumulated Amortization	Net Carrying Value
March 31, 2013
Technology (3 years)	$600	$225	$375
Non-compete agreements (3-5 years)	40	29	11
Customer relationships (3 years)	4,540	2,749	1,791
Tradenames (2 years)	28	23	5
Internal-use software (3 years)	500	347	153

	$5,708	$3,373	$2,335

December 31, 2012
Technology (3 years)	$600	$176	$424
Non-compete agreements (3-5 years)	40	26	14
Customer relationships (3 years)	4,540	2,417	2,123
Tradenames (2 years)	28	20	8
Internal-use software (3 years)	500	305	195

	$5,708	$2,944	$2,764

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

At March 31, 2013 and December 31, 2012, the money market funds and U.S. government agency bonds were valued based upon quoted prices for the specific securities in an active market and therefore classified as Level 1. At March 31, 2013 and December 31, 2012, the commercial paper and certificate of deposits were valued on the basis of valuations provided by third-party pricing services, as derived from such services’ pricing models. Inputs to the models may include, but are not limited to, reported trades, executable bid and asked prices, broker/dealer quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events. The pricing services may use a matrix approach, which considers information regarding securities with similar characteristics to determine the valuation for a security, and are therefore classified as Level 2.

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

Assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of March 31, 2013 and December 31, 2012 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
March 31, 2013:
Assets:
Money market fund deposits	$12,417	$—	$—	$12,417
Short-term investments
Commercial paper	—	1,398	—	1,398
Liabilities:
Liability for contingent consideration	—	—	993	993

December 31, 2012:
Assets:
Money market fund deposits	8,916	—	—	8,916
Short-term investments
Commercial paper	—	4,896	—	4,896
Liabilities:
Liability for contingent consideration	$—	$—	$952	$952

The liability for contingent consideration increased $41,000 from December 31, 2012 to March 31, 2013 due to a fair value adjustment based upon the passage of time and present value considerations. This amount was recognized in the statement of operations within general and administrative expenses. There were no significant changes in the projected revenue assumptions or the amounts expected to be paid to the selling stockholders of SmartReply. A reconciliation of the beginning and ending liability for contingent consideration is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Beginning Balance	$952	$1,256
Changes in fair value (included within general and administrative expenses)	41	54

Ending Balance	$993	$1,310

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

A substantial majority of our pricing agreements either do not require any minimum usage or payments, or require only an immaterial level of usage or payments. Each executed message represents a transaction from which we derive revenues, and we therefore recognize revenues based on actual usage within a calendar month. We do not recognize revenues until we can determine that persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and we deem collection to be probable.

Cost of Revenues

Cost of revenues consist primarily of telephony and text message charges, compensation expense for our operations personnel, depreciation and maintenance expense for our platforms and lease costs for our data center facilities. As we continue to grow our business and add features to our platforms, we expect cost of revenues will continue to increase on an absolute dollar basis. Our gross margin was 59.9% in the first three months of 2013, 60.6% in 2012, 59.1% in 2011 and 59.6% in 2010. We currently are targeting a gross margin of 60% to 63% for the foreseeable future. Our gross margin may vary significantly from our target range for a number of reasons, including revenue levels, the mix of types of messaging campaigns executed, as well as the extent to which we build our infrastructure through, for example, significant acquisitions of hardware or material increases in leased data center facilities.

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

Cost Savings Activity. In order to lower our cost of operations, in early January 2013, we eliminated two research and development positions, four sales and marketing positions and two general and administrative positions. Compensation expense was unaffected by this action in the first quarter of 2013, however, as termination costs offset the cost savings resulting from the reduction in headcount.

2ergo Americas Acquisition

In February 2012, we acquired 2ergo Americas, the U.S. operations of 2ergo Group plc, for a cash purchase price of $3.8 million. 2ergo Americas is a mobile business and marketing solutions company located in Arlington, Virginia and has a current annualized revenue run rate of approximately $3.5 million. Revenues generated from the 2ergo Americas acquisition for the three months ended March 31, 2013 were $910,000, as compared to $280,000 in the same period of 2012. Operating loss for the three months ended March 31, 2013 was $538,000, as compared to a loss of $55,000 in the same period of 2012.

Additional Key Measures of Financial Performance

We present information below with respect to Adjusted EBITDA, and certain revenue metrics. None of these metrics should be considered as an alternative to any measure of financial performance calculated in accordance with U.S. generally accepted accounting principles, or GAAP. Management believes the following financial measures are useful to investors because they permit investors to view our performance using the same tools that management uses to gauge progress in achieving our goals.

Adjusted EBITDA

We present information below with respect to Adjusted EBITDA. EBITDA, or earnings before interest, taxes, depreciation and amortization, equals net loss less interest income, foreign currency exchange gains and tax benefit, plus foreign currency exchange losses and depreciation and amortization expense. Adjusted EBITDA is a measure of financial performance that we calculate as EBITDA plus stock-based compensation expense, increases in adjustments to contingent consideration and severance expense, less decreases in adjustments to contingent consideration. Adjusted EBITDA is intended to eliminate the impact of items that are not indicative of our core operating performance. We have included Adjusted EBITDA because:

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

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs.

•	Adjusted EBITDA does not consider the potentially dilutive impact of equity-based compensation.

•	Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us.

•	Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net loss	$(1,396)	$(247)
Interest income	(5)	(17)
Foreign currency loss (gain)	30	(22)
Tax provision (benefit)	41	(887)
Depreciation of property and equipment	342	337
Amortization of intangible assets	429	407

EBITDA	$(559)	$(429)
Stock-based compensation expense	292	242
Adjustments to contingent consideration	41	54
Severance expense	176	—

Adjusted EBITDA	$(50)	$(133)

Adjusted EBITDA as percentage of total revenues	(0.4)%	(1.2)%

Revenue Metrics

Management tracks revenues by mobile, voice and other in order to review and evaluate our delivery channels. Mobile revenues are generated from any form of consumer interaction through a mobile device, excluding any of the voice channels. Voice revenues are generated from automated voice messaging and our hosted dialer. Other revenues include revenues attributable to email, professional services and access fees. For the three months ended March 31, 2013, voice revenues were $7.1 million, mobile revenues were $3.5 million and other revenues were $682,000, or 63%, 31% and 6% of total revenues, respectively. For the three months ended March 31, 2012, voice revenues were $7.8 million, mobile revenues were $2.7 million and other revenues were $639,000, or 70%, 24% and 6% of total revenues, respectively. The dollar and percentage increases in mobile revenues reflected both (a) growth in our existing business, which increased by 11% on a dollar basis, and (b) additional revenues from our acquisition of 2ergo Americas in February 2012. We expect mobile revenues to continue to increase, both in dollars and as a percentage of total revenues, for the foreseeable future.

Management also tracks revenues by certain quarterly client metrics:

•

Management evaluates client concentration in part by monitoring the aggregate percentage of total revenues generated in a quarter from our 20 largest clients (by revenue) in that quarter. Our 20 largest clients for the three months ended March 31, 2013 accounted for 65% of total revenues, compared to 69% in the three months ended March 31, 2012.

•

Management evaluates client retention in part by reviewing the aggregate percentage of total revenues generated in a quarter from the 50 largest clients in the previous quarter. Our 50 largest clients in the three months ended December 31, 2012 generated 87% of our total revenues in the three months ended March 31, 2013. In comparison, our 50 largest clients in the three months ended December 31, 2011 generated 84% of our total revenues in the three months ended March 31, 2012.

•

Management evaluates client momentum in part by tracking the number of clients that generated greater than $250,000 of revenue in a quarter. Twelve clients, one of which was a legacy client of 2ergo Americas, generated more than $250,000 in revenue for the three months ended March 31, 2013, as compared to nine in the comparable period of 2012.

Results of Operations

The following table sets forth selected statements of operations data for the three months ended March 31, 2013 and 2012 indicated as percentages of revenues.

	Three Months Ended March 31,
	2013	2012
Statement of Operations Data:
Revenues	100.0%	100.0%
Cost of revenues	40.1	39.6

Gross margin	59.9	60.4

Operating expenses:
Research and development	16.7	15.3
Sales and marketing	37.0	34.9
General and administrative	18.0	20.8

Total operating expenses	71.7	71.0

Operating loss	(11.8)	(10.6)
Interest and other income	(0.2)	0.4

Loss before income tax (provision) benefit	(12.0)	(10.2)
Income tax (provision) benefit	(0.4)	8.0

Net loss	(12.4)%	(2.2)%

Comparison of Three Months Ended March 31, 2013 and 2012

Revenues

	Three Months Ended March 31,				Quarter-to- Quarter Change
	2013		2012
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	Percentage Change
	(dollars in thousands)
Revenues	$11,254	100.0%	$11,081	100.0%	$173	1.6%

The $173,000 increase in revenues for the three months ended March 31, 2013 as compared to the same period in 2012 was mainly due to the acquisition of 2ergo Americas in February 2012. A $538,000 increase in revenues from the acquisition of 2ergo Americas was partially offset by a $365,000 decrease in organic revenues. Overall, for the three months ended March 31, 2013 as compared to the same period in 2012, increases of $798,000 in mobile revenues and $42,000 in other revenues were partially offset by a decrease of $667,000 in voice revenues. Voice, mobile and other revenues as a percentage of total revenues were 63%, 31% and 6% in the first quarter of 2013, respectively, compared to 70%, 24% and 6% in the same period of 2012, respectively. We expect mobile revenues to continue to increase, in both dollars and as a percentage of total revenues, for the foreseeable future.

Cost of Revenues and Gross Profit

	Three Months Ended March 31,				Quarter-to- Quarter Change
	2013		2012
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	Percentage Change
	(dollars in thousands)
Cost of revenues	$4,515	40.1%	$4,387	39.6%	$128	2.9%
Gross profit	6,739	59.9	6,694	60.4	45	0.7

The $128,000 increase in cost of revenues for the three months ended March 31, 2013 as compared to the same period in 2012 reflected a $229,000 increase in text and email costs primarily due to higher client usage, a $33,000 increase in amortization expense related to acquired technology, a $30,000 increase in non-capital computer hardware purchases, and a $24,000 increase in co-location costs mainly due to the additional data center from the acquisition of 2ergo Americas. These increases were partially offset by a $206,000 decrease in telephony expense mainly due to lower delivery costs. The $45,000 increase in gross profit for the three months ended March 31, 2013 as compared to the same period in 2012 reflected increased revenue levels offset by changes in our client and service mix.

Operating Expenses

	Three Months Ended March 31,				Quarter-to- Quarter Change
	2013		2012
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	Percentage Change
	(dollars in thousands)
Research and development	$1,888	16.7%	$1,694	15.3%	$194	11.5%
Sales and marketing	4,160	37.0	3,869	34.9	291	7.5
General and administrative	2,021	18.0	2,304	20.8	(283)	(12.3)

Total operating expenses	$8,069	71.7%	$7,867	71.0%	$202	2.6%

Research and Development. The $194,000 increase in research and development expenses for the three months ended March 31, 2013 as compared to the same period in 2012 resulted from a $221,000 increase in personnel costs and a $34,000 increase in facility overhead costs, primarily related to the acquisition of 2ergo Americas. These increases were partially offset by a $76,000 decrease in consulting fees.

Sales and Marketing. The $291,000 increase in sales and marketing expenses for the three months ended March 31, 2013 as compared to the same period in 2012 resulted from a $275,000 increase in personnel costs, primarily related to the acquisition of 2ergo Americas.

General and Administrative. The $283,000 decrease in general and administrative expenses for the three months ended March 31, 2013 as compared to the same period in 2012 reflected a $232,000 decrease in legal fees and a $213,000 decrease in merger and acquisition activities. These decreases were partially offset by a $117,000 increase in professional services and a $91,000 increase in personnel costs.

Operating Loss and Other (Loss) Income

	Three Months Ended March 31,				Quarter-to- Quarter Change
	2013		2012
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	Percentage Change
	(dollars in thousands)
Operating loss	$(1,330)	(11.8)%	$(1,173)	(10.6)%	$(157)	(13.4)%
Interest and other (loss) income	(25)	(0.2)	39	0.4	(64)	(164.1)

Loss before income tax (provision) benefit	$(1,355)	(12.0)%	$(1,134)	(10.2)%	$(221)	(19.5)%

The $64,000 decrease in interest and other (loss) income for the three months ended March 31, 2013 as compared to the same period in 2012 was primarily due to a foreign currency loss of $30,000 recognized in the three month period ended March 31, 2013, compared to a foreign currency gain of $22,000 in the same period of 2012. This was a result of the revaluation of cash, accounts receivable and accounts payable balances denominated in foreign currencies.

Income Tax Benefit and Net Loss

We recognized a net loss of $1.4 million for the three months ended March 31, 2013 as compared to $247,000 in the same period of 2012. The difference principally reflects an increase in our operating loss of $157,000, in addition to a decrease in income tax (provision) benefit of $928,000 mainly due to the $887,000 release of valuation allowance against our deferred tax assets in the first quarter of 2012 due to the recognition of deferred tax liabilities related to the acquisition of intangible assets from 2ergo Americas. .

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

As of March 31, 2013, no amounts were outstanding under the existing credit agreement and letters of credit totaling $426,000 had been issued in connection with our facility leases.

Summary of Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the periods indicated:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$1,606	$532
Net cash provided by (used in) investing activities	3,036	(2,208)
Net cash provided by (used in) financing activities	7	(181)

Increase (decrease) in cash and cash equivalents	$4,649	$(1,857)

Cash provided by operating activities increased by $1.1 million in the three months ended March 31, 2013, compared to the same period in the prior year. Our operating cash flow in the three months ended March 31, 2013 reflected a net loss of $1.4 million, which included non-cash charges and changes in working capital of $3.0 million consisting primarily of (a) a decrease in accounts receivable, prepaid expenses and other assets of $2.5 million, (b) depreciation and amortization expense of $771,000, and (c) stock-based compensation expense of $292,000, partially offset by a decrease in accounts payable and accrued expenses of $642,000. The decrease in accounts receivable and prepaid expenses mainly reflected the timing of receipts from our clients and the decrease in accounts payable and accrued expenses was due to timing of payments.

Cash provided by (used in) investing activities increased by $5.2 million in the three months ended March 31, 2013, compared to the same period in the prior year. This increase was due to the $4.0 million cash payment made during the first quarter of 2012 primarily related to the acquisition of 2ergo Americas.

Cash provided by (used in) financing activities increased by $188,000 in the three months ended March 31, 2013, compared to the same period in the prior year. This increase was primarily related to there being no treasury stock purchases during the three months ended March 31, 2013, as compared to $249,000 in the same period of 2012.

Working Capital

The following table sets forth selected working capital information:

	March 31,	December 31,
	2013	2012
	(in thousands)
Cash and cash equivalents	$14,768	$10,119
Short-term investments	1,398	4,896
Accounts receivable, net of allowance for doubtful accounts	8,216	10,223
Working capital	$20,046	$20,530

Our cash and cash equivalents at March 31, 2013 were unrestricted and held for working capital purposes. These funds were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes.

Our short-term investments are comprised of commercial paper, certificate of deposits and U.S. government agency bonds.

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. Fluctuations vary depending on cash collections, client mix and the volume of monthly usage of our services.

Requirements

Capital Expenditures

In recent years, we have made capital expenditures primarily to acquire computer hardware and software and, to a lesser extent, furniture and leasehold improvements to support the growth of our business. Our capital expenditures totaled $464,000 for the three months ended March 31, 2013. We intend to continue to invest in our infrastructure in an effort to ensure our continued ability to enhance our platform, introduce new features and maintain the reliability of our network. We also intend to continue to make investments in our computer equipment and systems. We expect our capital expenditures for these purposes will approximate $1.2 million for the last nine months of 2013.

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

No shares of common stock were repurchased under the program during the first three months of 2013. As of March 31, 2013, we had repurchased a total of 278,283 shares at a cost of $709,000 under the program.

Contractual Obligations and Requirements

In April 2013, we extended the term of the lease for our headquarters in Bedford, Massachusetts through September 2014. The original terms of the lease commenced in September 2007 and would have expired in September 2013. Based upon the terms of the lease extension, monthly base rent payments of $69,000 will commence in October 2013 for an annual lease commitment of $828,000.

In June 2011, we acquired key assets and assumed certain liabilities of SmartReply, a mobile marketing company located in Irvine, California. The acquisition price included cash payments of $3.2 million upon closing and requires contingent cash payments initially estimated at $1.7 million, but up to a maximum of $8.9 million, in the form of an earn-out over a three year period. The first earn-out period was completed as of June 30, 2012 and a payment of $211,000 was made in the third quarter of 2012. We estimate that the remaining contingent cash payments will total approximately $1.2 million, which after discounting represents a fair value of $993,000. Subsequent annual payments will be determined over the next two years based upon year-over-year revenue growth in our mobile marketing business.

Except for the lease extension noted above, our contractual obligations have remained substantially unchanged from those reported in our Annual Report on Form 10-K for the year ended December 31, 2012.

Off-Balance-Sheet Arrangements

As of March 31, 2013, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the SEC.

Critical Accounting Policies

We prepare our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions. We reaffirm the critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.

At March 31, 2013, we had unrestricted cash and cash equivalents totaling $14.8 million. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents were held for working capital purposes. At March 31, 2013, we also had short-term investments of $1.4 million, consisting primarily of commercial paper, which were all classified as available-for-sale. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates and a hypothetical ten-percent change in interest rates would not have a material effect on our financial statements. Declines in interest rates, however, would reduce future investment income.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 21, 2011, we received a notice from GameStop Corp. and GameStop Inc., which together we refer to as GameStop, requesting indemnification in connection with a class action litigation entitled Karayan v. GameStop Corp. and GameStop Inc., which we refer to as the Karayan Litigation, which had been initiated against GameStop in the U.S. District Court for the Southern District of California (later transferred to the U.S. District Court of the Northern District of Texas) based in part on mobile termination text messages. We were not a named defendant or other party in the Karayan Litigation.

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

On February 12, 2013, following a settlement between the parties, the court dismissed with prejudice the claims initiated against GameStop in the Karayan Litigation. For the purpose of avoiding additional litigation costs, we agreed to pay to the plaintiff, on behalf of GameStop, an immaterial amount, and we effectively have been relieved of any further indemnification obligations to GameStop relating to the Karayan Litigation.

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

A2P SMS Antitrust Litigation

On April 5, 2012, a class action litigation, which we refer to as the Club Texting Litigation, was filed against numerous defendants, including us. On April 6, 2012, a related class action litigation, which we refer to as the TextPower Litigation, was filed against numerous defendants, including us. On May 10, 2012, a further related class action litigation, which we refer to as the iSpeedBuy litigation, was filed against numerous defendants, including us. On June 14, 2012 a consolidated class action complaint, which we refer to as the A2P SMS Antitrust Litigation, was filed which amended and consolidated the Club Texting Litigation, TextPower Litigation and iSpeedBuy Litigation. In the A2P SMS Antitrust Litigation, we are named as alleged successor-in-interest to 2ergo Americas, which we acquired in February 2012. The A2P SMS Antitrust Litigation alleges that the named mobile telecom companies and alleged aggregators violated the Sherman Act through the use of various common short code requirements related to the sending of text messages by businesses to consumers. Further, the A2P SMS Antitrust Litigation is seeking confirmation of a class of entities and persons who leased a common short code from Neustar, Inc. and sent or received text messages through one or more aggregators. We have served an indemnification claim on 2ergo Group plc, the former parent company of 2ergo Americas, in relation to the A2P SMS Antitrust Litigation, and 2ergo Group plc has not objected to that claim, and we intend to defend vigorously against the claims in the A2P SMS Antitrust Litigation that allege violations of the Sherman Act. At this time it is not possible for us to estimate the amount of damages, losses, fees and other expenses that we will incur as the result of the A2P SMS Antitrust Litigation, but such an amount could have a material adverse effect on our business, financial condition and operating results. Even if we succeed in defending against the A2P SMS Antitrust Litigation, we are likely to incur substantial costs and our management’s attention will be diverted from our operations.

See “Item 1A. Risk Factors - Our acquisitions to date and any future acquisitions may be difficult to integrate, disrupt our business, dilute stockholder value, divert management attention, and subject us to third-party claims or other unexpected costs.”

Other Proceedings

The customer communications industry is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights as well as improper hiring practices. As a result, we may be involved in various legal proceedings from time to time.

2ergo Americas, which we acquired in February 2012, received a notice from one of its clients requesting indemnification in connection with a patent infringement lawsuit initiated against the client based in part on various alleged web and mobile applications supplied by 2ergo Americas to that client. We are investigating this matter to evaluate the extent, if any, to which we are required to indemnify the client for damages, losses and fees resulting from the lawsuit. At this time it is not possible for us to estimate the amount, if any, for which we may be responsible under our indemnification obligations to this client, but it is possible that such an amount may be substantial. We have served an indemnification claim on 2ergo Group plc, the former parent company of 2ergo Americas, in relation to this request, and 2ergo Group plc has not objected to that claim.

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

With our introduction of mobile marketing solutions, we have entered a market that is not fully mature. Market acceptance of these types of services is subject to consumer and industry preferences that are continually changing and developing rapidly. Many businesses still have limited experience with mobile marketing and may continue to devote larger portions of their marketing budgets to more traditional marketing methods, instead of shifting additional resources to mobile marketing. In addition, our current and potential clients ultimately may find mobile marketing to be less effective than traditional marketing methods or other technologies for promoting their products and services, and they may even reduce their spending on mobile marketing from current levels as a result. Market acceptance also is subject to a variety of other factors such as security, reliability, performance, consumer concerns with entrusting a third party to store and manage their data, public concerns regarding privacy, and the enactment of laws or regulations that restrict our ability to provide such services to clients in the United States or internationally. If the market for mobile marketing deteriorates, or develops more slowly than we expect, we may not be able to increase our revenues and our business will suffer.

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

In the future, new claims under the TCPA may be asserted against businesses, including some of our clients, as the result of mobile termination messages. The nature and materiality of those types of claims cannot be foreseen at this time. If we are required to indemnify a client under such a claim, we could incur material costs and expenses that would have a material adverse effect on our business, financial condition and operating results. If we were obligated to indemnify clients with respect to multiple class actions of this type, the costs of defending those actions could, by themselves and without regard to the ultimate outcomes of the actions, have a material adverse effect on our business, financial condition and operating results. Moreover, the possibility of such future claims could discourage or dissuade existing or potential clients from taking full advantage of our offerings, which would have an adverse effect on our revenues and operating results.

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

Actual or perceived breaches of our security measures, including cybersecurity incidents, could diminish demand for our services and subject us to substantial liability.

Our services involve the storage and transmission of clients’ proprietary information. Cloud-based services such as ours are particularly subject to security breaches by third parties, including attacks on information technology and infrastructure by hackers, viruses, and other disruptions. Breaches of our security measures also might result from employee error or malfeasance or other causes, including as a result of adding new communications services and capabilities to our platforms. In the event of a security breach, a third party could obtain unauthorized access to our clients’ contact list information and other data. Failure to prevent, detect and recover from security breaches also could result in loss of revenues, disruptions in our business, misuse of our assets, loss of trade secrets and confidential information, incurrence of legal claims or proceedings, errors in reporting, inefficiencies in processing, negative media attention, loss of sales, and interference with regulatory compliance.

We rely on information technology and other systems to maintain, use and transmit clients’ proprietary information. Techniques used to obtain unauthorized access or to sabotage systems change frequently, and they typically are not recognized until after they have been launched against a target. As a result, we could be unable to anticipate, and implement adequate preventative measures against, these techniques.

Although management does not believe that our company has experienced any losses to date related to security breaches, including cybersecurity incidents, we cannot assure you that we will not experience a material loss in the future. Because of the critical nature of data security, any actual or perceived breach of our security measures could subject us to litigation and significant liability for damage to our clients’ businesses, could cause existing or potential clients not to use our services, and could harm our reputation. Moreover, as security threats continue to evolve, particularly around cybersecurity, we may be required to expend significant resources to enhance its control environment, processes, practices and other protective measures.

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

We sell our hosted customer contact services for use in the collections process by accounts receivable management agencies and by large in-house accounts receivable management departments. Revenues from these businesses represented 60% of our revenues in the first three months of 2013, 55% of our revenues in 2012, and 70% of our revenues in 2011. We expect that revenues from accounts receivable management businesses will continue to account for a substantial part of our revenues for the foreseeable future.

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

Moreover, two clients accounted for a total of 16% of our revenues in the first three months of 2013, 17% of our revenues in 2012, and 23% of our revenues in 2011. One of these clients is an accounts receivable management agency and the other is a large in-house accounts receivable management department of a telecommunications business. In addition to the risks associated with accounts receivable management businesses in general, our business, financial condition and operating results would be negatively affected if either of these clients were to significantly decrease the extent to which it uses our hosted customer contact services.

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

Revenues from clients in the accounts receivable management industry and large in-house, or first-party, accounts receivable management departments represented 60% of our revenues in the first three months of 2013, 55% of our revenues in 2012, and 70% of our revenues in 2011. These clients’ use of our services is affected by an array of complex federal and state laws and regulations. The U.S. Fair Debt Collection Practices Act, or FDCPA, limits debt collection communications by clients in the accounts receivable management industry, including third parties retained by creditors. For example, the FDCPA prohibits abusive, deceptive and other improper debt collection practices, restricts the timing and content of communications regarding a debt or a debtor’s location, and allows consumers to opt out of receiving debt collection communications. In general, the FDCPA also prohibits the use of debt collection communications to cause debtors to incur more debt. Many states impose additional requirements on debt collection communications, including limits on the frequency of debt collection calls, and some of those requirements may be more stringent than the comparable federal requirements. Moreover, debt collection communications are subject to new regulations, as well as changing regulatory interpretations that may be inconsistent among different jurisdictions. For example, in February 2012 the FCC modified its rules to require opt-in for all prerecorded calls made to mobile phones, which limits our clients’ ability to use our services to call a mobile phone for the purposes of collections without having prior consent from a customer. Our business, financial position and operating results could be substantially harmed by the adoption or interpretation of U.S. federal or state laws or regulations that make our services either unavailable or less attractive for debt collection communications by existing and potential clients.

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

Since 2007 we have been certified in the United States as compliant with the Payment Card Industry, or PCI, Data Security Standard, which mandates a set of comprehensive requirements for protecting payment account data. Our continuing PCI compliance is essential for many of our customer communication offerings, such as fully-automated payment transactions and payment authorizations, and is particularly important for financial institutions, credit card issuers and retailers. We must seek and receive certification of PCI compliance on an annual basis. PCI compliance measures are rigorous and subject to change, and our implementation of new customer communication platform technology and solutions could adversely affect our ability to be re-certified. As a result, we cannot assure you that we will be able to maintain our certification for PCI compliance. Our loss of PCI certification could make our customer communication solutions less attractive to potential customers, particularly those in the financial and retail industries, which in turn could have an adverse effect on our revenues and other operating results.

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

As April 30, 2013, our executive officers and directors and their affiliated entities, in the aggregate, beneficially owned 47% of our common stock. In particular, affiliates of North Bridge Ventures Partners, including William J. Geary, one of our directors, in the aggregate, beneficially owned 29% of our common stock. Our executive officers, directors and their affiliated entities, if acting together, are able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. These stockholders may have interests that differ from those of other investors, and they might vote in a way with which other investors disagree. The concentration of ownership of our common stock could have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and could negatively affect the market price of our common stock.

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

Item 6. Exhibits

Exhibit Number	Description of Exhibit

10.1	Internap Sales Order dated February 10, 2010 and Addendum to Master Services Agreement dated September 22, 2011, each amending Internap Master Services Agreement dated August 28, 2003 between Internap Network Services Corporation and the Registrant

10.2	Third Loan Modification Agreement dated February 14, 2013 to Loan and Security Agreement dated November 2, 2009 between Silicon Valley Bank and the Registrant

10.3	First Amendment dated April 30, 2013 to Lease dated May 18, 2007 between RAR2-Crosby Corporate Center QRS, Inc. and the Registrant

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Calculation Linkbase Document

101.LAB#	XBRL Taxonomy Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

#	Pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934 and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SoundBite Communications, Inc.

Date: May 9, 2013	By:	/s/ James A. Milton
James A. Milton
President and Chief Executive Officer

Date: May 9, 2013	By:	/s/ Robert C. Leahy
Robert C. Leahy
Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Internap Sales Order dated February 10, 2010 and Addendum to Master Services Agreement dated September 22, 2011, each amending Internap Master Services Agreement dated August 28, 2003 between Internap Network Services Corporation and the Registrant

10.2	Third Loan Modification Agreement dated February 14, 2013 to Loan and Security Agreement dated November 2, 2009 between Silicon Valley Bank and the Registrant

10.3	First Amendment dated April 30, 2013 to Lease dated May 18, 2007 between RAR2-Crosby Corporate Center QRS, Inc. and the Registrant

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Calculation Linkbase Document

101.LAB#	XBRL Taxonomy Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

#	Pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934 and otherwise is not subject to liability under these sections.